Form 10-K
period 2016-12-31
Sinorama Corp
filed 2017-03-31
CIK 1687505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55744

SINORAMA CORPORATION.

(Exact name of Registrant as specified in its charter)

Florida	4724	81-3305510
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

La Plaza Swatow, Office 518

P.O. Box 008, 998 Blvd. Saint-Laurent

Montreal, QC H2Z 9Y9

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code 001-514-866-6888)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes          ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2017, there were 14,700,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Item 1.    Business

History

SINORAMA CORPORATION (“Sinorama”, the “Company” “we” or “us”) was incorporated in the State of Florida on June 30, 2016. The Company’s principal corporate address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Our telephone number is 514-866-6888. Our website address is www.sinoramacorporation.com.

We are a travel operator company. Our revenues are generated from the sale of self-developed products, including Bus Tour Products and Asian Tour Products. We also sell Third Party Products (Air tickets, Hotel and etc.). Revenues have grown rapidly since 2013, primarily driven by sale of our self-developed Asian Tours Products. Every year, over 10,000 tourists from North America, Europe, Australia and New Zealand traveled to Asia with Sinorama, while tens of thousands of tourists from China and around the world traveled with Sinorama in Canada, the United States and Europe.

We have three (3) executive officers, QIAN Hong, Chairman, JING Wenjia, Chief Executive Officer and ZHAO Hongxi, Chief Financial Officer.

The Company’s subsidiaries include Sinorama Tours Co., Ltd., Simon Qian Voyages, Inc., Vacances Sinorama Inc., and Sinorama Voyages.

SINORAMA TOURS CO., LTD ("Sinorama Tours"), is a privately held Limited Company registered in Samoa on June 03, 2015. SINORAMA TOURS is authorized to issue 1,000,000 shares of a single class, and has issued 10,000 shares of a single class, each with par value of $1.00 per share to its shareholders.

Simon Qian Voyages Inc. (“Simon Qian Voyages”) was established on October 12, 2012, under the laws of Canada. Ms. JING Wenjia was 100% holding controlling interest of Simon Qian Voyages. On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc. Ms. JING Wenjia transferred 100% controlling interest to Sinorama Tours Co., Ltd.

Vacances Sinorama Inc. (“Vacances Sinorama”), is a privately held, for-profit travel producer and seller, incorporated in Montreal, Quebec, Canada in December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tour, Asian Tour, Air Tickets, Hotel Reservation, Cruise and other solutions to its customers worldwide. Vacances Sinorama facilitate travel commerce with online and offline travel business, Vacances Sinorama is providing both business to customer (B2C) and business to business (“B2B”) travel commerce marketplace.

Sinorama Voyages (“Sinorama Voyages”) is a privately held, for-profit travel producer and seller, incorporated in Paris, France on February 2012, Mr. QIAN Hong owned 51% of Sinorama Voyages. Sinorama Voyages is an integrated travel company providing Bus Tour, Asian Tour to its customers worldwide. Sinorama Voyages facilitate travel commerce with online and offline travel business, Sinorama Voyages providing both business to customer (B2C) and business to business (“B2B”) travel commerce marketplace.

Reorganization

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the “subsidiaries”) into one legal corporation (the Company). The specific transactions related to this reorganization are outlined below. The control of the entities has never changed (always under the control of husband (Mr. QIAN Hong) and/or wife (Ms. JING Wenjia). Accordingly, the combination has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the years ended December 31, 2015 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

The transactions leading up to and including the reorganization are as follows:

On December 30, 2014, Mr. QIAN Hong owned 100% of the controlling interest of Vacances Sinorama. Mr. Hong transferred 66.67% of his controlling interest to Simon Qian Voyages. Therefore, 66.67% of Vacances Sinorama is owned by Simon Qian Voyages and 33.33% is owned by Mr. QIAN Hong.

On May 09, 2016, Mr. Hong transferred 51% of his controlling interest of Sinorama Voyages to Sinorama Tours Co., Ltd.

On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc. Ms. JING Wenjia transferred 100% of her controlling interest to Sinorama Tours Co., Ltd.

On June 30, 2016, the Company issued a total of 11,000,000 shares of its common stock, par value $0.001(the Sinorama Corporation shares) to the shareholders of Sinorama Tours Co., Ltd (“Sinorama Tours”), a company which was incorporated in Samoa on June 03, 2015, in exchange for 100% of Sinorama Tours Co., Ltd shares owned by the shareholders. Upon the completion of this transaction, all the shareholders had exchanged 100% of their shares for the shares of Sinorama, and Sinorama Tours became a 100% owned subsidiary of Sinorama.

Sinorama, Sinorama Tours, Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages are collectively referred as the “Group”.

Item 1.    Business-continued

Our Industry

According to the Statistical Annex of the United Nations World Tourism Organization World Tourism Barometer (UNWTO World Tourism Barometer) present full year results for international tourism in 2015, based on preliminary data for international overnight visitors reported by destinations around the world.

The number of international tourists (overnight visitors) reached 1,184 million in 2015, 50 million more than in 2014. With a 4.4% increase, 2015 marks the sixth consecutive year of robust growth above the long-term average since the financial crisis of 2009. International tourism has gained 256 million arrivals since the pre-crisis year of 2008.

Europe (+5%) led growth in absolute and relative terms supported by a weaker euro vis-à-vis the US dollar and other main currencies. Arrivals reached 609 million, or 29 million more than in 2014. Central and Eastern Europe (+6%) rebounded from last year’s decrease in arrivals. Northern Europe (+7%) and Southern Mediterranean Europe (+5%) also recorded sound results while Western Europe (+3%) was below average.

Asia and the Pacific (+5%) recorded 14 million more international tourist arrivals last year to reach 278 million, with uneven results across destinations. Oceania (+7%) and South-East Asia (+6%) led growth, while South Asia and North-East Asia recorded an increase of 4%.

Results from the UNWTO Confidence Index remain largely positive for 2016, though at a slightly lower level than the previous two years. Based on the current trend and outlook, UNWTO projects international tourist arrivals to grow by 4% worldwide in 2016.

Therefore, over the past years, tourism has proven to be a surprisingly strong and resilient economic activity and a fundamental contributor to the economic recovery by generating billions of dollars in exports and creating millions of jobs. This has been true for destinations all around the world, but particularly for Europe, as the region struggles to consolidate its way out of one of the worst economic periods in its history.

Strengths

Management believes the following strengths have contributed to our success:

•  Multiple languages services offerings;

•  Advanced and scalable proprietary technology;

•  Large and diversified customer base;

•  Trusted brand powered by compelling customer experience;

•  Comprehensive product offerings; and

•  Extensive supplier network and strong supply chain management expertise;

Strategies

Our goal is to become a world consumers’ destination for leisure travel products and services. We aim to further expand our online leisure travel market share by pursuing the following strategies:

•  Expand product designation and offering;

•  Expand multiple languages services offerings;

•  Further grow user base and increase user engagement;

•  Strengthen supply chain management;

•  Enhance online platform;

•  Continue to invest in technology and product development capabilities; and

•  Pursue strategic acquisitions.

Challenges

The successful execution of our business plan is subject to risks and uncertainties related to the business and industry, including those relating to the ability to:

•  Continue to provide competitive travel products and services;

•  Continue to provide competitive multiple languages services;

•  Maintain the quality of customer services;

•  Adequately control and ensure the quality of travel products and services sourced from the Company itself and travel suppliers;

•  Achieve and maintain profitability given history of net losses;

•  Adapt to the more stringent regulations on tour operators under the newly promulgated Tourism Law;

•  Compete successfully against existing and new competitors;

•  Enhance the Company brand recognition;

•  Manage the proceedings or claims arising from travel-related accidents or customer misconducts;

•  Maintain the satisfactory performance of the Company online platform and management systems; and

•  The Company’s ability to attract, train and retain qualified personnel.

You should refer to “Risk Factors”, beginning on page 6, for a more detailed discussion of the risks involved in investing Sinorama.

Competition

The travel company industry is fragmented and highly competitive over the world. Our competitors in the market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include international products suppliers and travel companies with significant competitive services. We expect competition to continue to remain competitive and strong for the foreseeable future.

Marketing

To increase our visibility, in 2017, the Company plans to further strengthen marketing efforts and improve brand awareness through advertising on newspapers, magazines and television. We will continue to focus on self-produced travel products service by maintaining good relationship with our customers and providing quality travel services. We have our own marketing department and team to focus on specific market and customers. We understand that the key to success is to provide quality travel services.

The company corporate structure

Our primary business operations are conducted through our Canadian and French operating subsidiaries, Vacances Sinorama and Sinorama Voyages. For ease of reference, below is a chart that presents our current corporate structure.

Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

United States

Sinorama Corporation is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are permanently invested in Canada and Paris.

Samoa

Sinorama Tours Co., Ltd was incorporated in the Samoa and, under the current laws of the Samoa, it is not subject to income tax.

Canada

Simon Qian Voyages Inc. and Vacances Sinorama Inc. were incorporated in Canada and is subject to Canada profits tax. Simon Qian Voyages Inc. and Vacances Sinorama Inc. are subject to Canada taxation on its activities conducted in Canada and income arising in or derived from Canada. The applicable statutory tax rate is 38%.

France

Sinorama Voyages was incorporated in France and is subject to France profit tax. Sinorama Voyages are subject to France taxation on its activities conducted in France and income arising in or derived from France. The applicable statutory tax is 33.33%.

Employees

As of December 31, 2016, we have 154 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

Item 1A.    Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this 10K before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition and results of operations for growth could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

If we do not continue to provide competitive travel products and services, we may not be able to attract new customers or to retain existing customers, and our business, financial condition and results of operations could suffer.

Our success depends on our ability to attract new customers or to retain existing customers, which in turn requires our continuous provision of a wide array of competitive travel products and services. Participants in the travel industry are continuously developing new travel products and services. We strive to stay abreast of emerging and rapidly changing customer preferences and be able to anticipate trends that will appeal to existing and potential customers. We will also continue to invest in research and development in order to continuously improve the speed, accuracy and comprehensiveness of our online platform and offline sales. If we fail to continuously improve our travel products and services and platform at a competitive pace, we may lose customers to our competitors and may not attract new customers. In addition to Asia tours, we provide other travel-related services, such as sales of tourist attraction tickets and visa processing services. We intend to further broaden our product selection by extending our coverage of departing cities and travel destinations as well as offering more departure time selections. If we fail to continue to design quality travel products and services tailored to accommodate our customers’ changing needs and preferences, we may not be able to sell additional products and services to our current customers, retain our current customers or attract new customers, and our business, financial condition and results of operations will be materially and adversely affected.

We may not be able to compete against companies with substantially greater resources.

The travel industry is intensely competitive and we expect competition to intensify further in the future. Companies with greater resources may have advantages that make our model weaker in comparison.

We have operated at a loss and we may not be profitable in the near future.

We have not achieved profitability. We may not be able to achieve profitability or avoid net losses in the future. Although our revenues have grown significantly in recent periods, such growth rates may not be sustainable and may decrease in the future. In addition, our ability to become profitable depends on various factors, including our ability to control our costs and expenses, which we expect will increase as we expand our business and invest more in product developments and sales and marketing. If our revenues fail to increase at the rate we anticipate, or if our costs and expenses increase at a more rapid rate than our revenues, we may not be able to achieve profitability and may incur greater losses.

We cannot assure that we will earn a profit or that our products will be accepted by consumers.

Our business is speculative and reliant on acceptance of our brand name by local communities, travelers and advertisers. Our operating performance is also heavily dependent on our ability to earn a profit from our services. We cannot assure as to whether we will be successful or earn any revenue or profit, or that investors will not lose their entire investment.

We may incur cost overruns in the distribution of our various services.

We may incur substantial cost overruns in the distribution of our services. Unanticipated costs may force us to obtain additional capital or financing from other sources, or may cause us to lose our entire investment if we are unable to obtain the additional funds necessary to implement our business plan. We cannot assure that we will be able to obtain sufficient capital to successfully continue the implementation of our business plan. If a greater investment in the business is required due to cost overruns, the probability of earning a profit or a return of the shareholders’ investment in us diminishes.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for research and development, construction, marketing, and for administrative expenses. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, QIAN Hong, our Chairman and Director, JING Wenjia, our Chief Executive Officer and Director, ZHAO Hongxi, our Chief Financial Officer and Director. They are developing our business, and our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales, which could adversely affect our financial results and impair our growth.

Our Chief Executive Officer beneficially owns and controls a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Ms. JING Wenjia, acts as our Chief Executive Officer and Director, and through her control of approximately 56.12% of our outstanding common stock, controls the Company and important matters relating to us. As a result of her positions and her control of our common stock, Ms. Wenjia controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy and our day-to-day operations. In addition, Ms. Wenjia’s ownership of our common stock and control of the Company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ms. Wenjia’s ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a newly public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an emerging growth company, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

In the event of a breach of law by us or a breach of a contractual obligation, our shareholders will have little or no recourse because all of our assets, as well as our officers and directors, are located in Canada and France.

Investors in our Company will have little recourse in the event of a breach of law or contractual obligation that has an adverse effect upon our operations because of the inherent difficulties in enforcing their rights since all of our assets are located in Canada and France. JING Wenjia and ZHAO Hongxi as our officers and directors reside outside of the United States. Investors located in the United States may have difficulty enforcing their rights against such person(s) if they were to breach their duties. In addition, it may not be possible to affect service of process in Canada and France and uncertainty exists as to whether the courts in Canada and France would recognize or enforce judgments of U.S. courts obtained against our officers and directors predicated on the civil liability provisions of the securities laws of the U.S. or any state thereof, or to be competent to hear original actions brought in Canada and France against us or such person predicated upon the securities laws of the United States or any state thereof.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of Sinorama. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy. From our past experiences, we have never had difficulties hiring or retaining qualified personnel, independent contractors or advisors.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of director’s functions as our audit committee and is comprised of three directors. An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

Our board of directors act as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing a lawsuit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing a lawsuit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our management has limited experience managing a public company.

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements attendant to being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and more expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The new technologies of the internet market make it much easier for individuals to plan the details of their own trips.

The new technologies of the Internet make it much easier for affluent individuals and others to plan the details of their own trips, thereby eliminating the fees we hope to collect. Such self-managed trips may have caused many travel operators to go out of business in recent years and may continue to cause travel agencies to go out of business.

Uncertainty and adverse changes in the general economic conditions of the markets in which we will participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we will participate. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions in general. These changes may negatively affect our sales or increase our exposure to losses. These possible changes may also affect the ability for company like us to raise sufficient capital in the US equity market in the future.

As a smaller travel company with reporting obligations we may be at a competitive disadvantage to other travel companies. The travel industry has low barriers to entry.

Because the travel market is competitive, is driven in part by costs, and consists mostly of private companies that do not have public reporting obligations, our reporting obligations may put us at a competitive disadvantage. The travel industry has low barriers to entry. In addition, we face additional expenses that a private travel company does not have such as PCAOB auditor fees, Edgar filing fees and legal fees related to our SEC reporting obligations. Other non-public travel companies do not incur these costs. We are at a competitive disadvantage to our competitors because of this.

Risks Related to Regulation

Litigation and regulatory investigations may result in significant financial losses and harm to our reputation.

We face significant risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to unauthorized transactions, error transactions, breach of data privacy laws, breach of fiduciary or other duties. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory or criminal proceedings against our directors, officers or employees, and the probability and amount of liability, if any, any remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate. A substantial liability arising from a lawsuit judgment or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant harm to our reputation, which could materially affect our prospects and future growth, including our ability to attract new agents as customers, retain current agents and their customers, and recruit and retain employees and agents.

As a result of our becoming a public company, we will become subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

In connection with this filing, we will become obligated to file with the U.S. Securities and Exchange Commission annual and quarterly information and other reports that are specified in the U.S. Securities Exchange Act of 1934. We will also become subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which will impose significant compliance and reporting obligations upon us.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, evolving security standards, differing views of personal privacy rights or security breaches.

In the processing of our travel transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, typically intended to protect the privacy and security of personal information. It is also subject to evolving security standards for credit card information that is collected, processed and transmitted. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive and politicized issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel related data, as it pertains to individuals, as a result of differing views on the privacy of such data. Our business could be affected by public concerns in some parts of the world. Other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

Our business is regulated, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We operate in a regulated industry. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and/or regulations applicable to us, which could decrease demand for products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.

We are, and in the future, may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

A slowdown or other adverse developments in the Canada and France economy may materially and adversely affect our customers, demand for our products and our business.

We are a holding company and of our operations are entirely conducted in the Canada and France. In addition, all of our revenues are currently generated from sales in the Canada and France. Although the Canada and France economy has grown at a remarkable pace in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the Canada and France may materially reduce the demand for our products and have a materially adverse effect on.

Risks Relating to Our Common Stock

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by affiliates).  We have elected to adopt these reduced disclosure requirements.  We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. The decision to opt out is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

•	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission's Web site, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC's Public.

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

If you purchase shares of our common stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

Shareholders do not have pre-emptive rights, which will cause them to experience dilution if we issue additional securities.

At any time or times after this offering, we may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. We do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. However, security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock, which may adversely affect the market price of our common stock. If equity research analysts do provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the Company’s business and management.

The percentage ownership information shown in the table below is calculated based on 14,700,000 shares of our common stock issued and outstanding as of March 31, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	JING Wenjia	8,250,000	56.12%
	Chief Executive Officer and Director.	Direct
Common Stock	ZHAO Hongxi	550,000	3.74%
	Chief Financial Officer and Director	Direct

	All Officers and Directors as a Group	8,800,000	59.86%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	Elect or defeat the election of our directors;

•	Amend or prevent amendment of our articles of incorporation or bylaws;

•	Effect or prevent a merger, sale of assets or other corporate transaction; and

•	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to affect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

We are authorized to issue up to 100,000,000 shares of common stock, of which 14,700,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our Company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

Because some of our officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Some of officers and directors live outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors, or obtain judgments against them outside of the U.S. that are predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Item 2.    Properties.

In June, 2016 Vacances Sinorama leases office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, lease expense payments of approximately $18,120 per month. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease expense payments of approximately per month for120 months as following:

Period		Per month
Jun-16	May-17	rent-free
Jun-17	May-20	18,120
Jun-20	May-21	19,932
Jun-21	May-22	21,925
Jun-22	May-23	24,118
Jun-23	May-24	25,324
Jun-24	May-25	26,590
Jun-25	May-26	27,919
Jun-26	May-27	29,315

 The office address is full 4th floor of the La Plaza Swatow, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9.

Vacances Sinorama leases office space under non-cancellable operating lease agreements that expire on various dates through 2016. Under the terms of the lease, Vacances Sinorama paid approximately $22,061 in lease deposits and is committed to lease and management fee payments of approximately $12,080 per month for 60 months. In March 2016, entered into renew lease agreement which replaced its expired operating lease agreements. Under terms of the lease, Vacances Sinorama is committed to lease and management fee payments of approximately $15,515 per month for 60 months. The office address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9.

In July 2015, Vacances Sinorama entered into a new lease agreement for bus tour department office. Under terms of the lease, Vacances Sinorama paid approximately $15,194 in lease deposits is committed to lease and management fee payments of approximately $5,134 per month for 60 months. The office address is 998 Clark Street, Montreal, QC H2Z 9Y9.

In February, 2015 Sinorama Voyages leases office space under non-cancellable operating lease agreements. Under the terms of the lease, Sinorama Voyages paid approximately $13,894 in lease deposits, lease expense payments of approximately $4,869 per month. Under terms of the lease agreement, from February, 2016, Sinorama Voyages is committed to lease expense payments of approximately $4,857 per month for 96 months. The office address is 23-25 Road Berri, 75008 Paris.

The Company does not own any real property.

Item 3.    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

Our shares of common stock are not currently listed for trading on any exchange or quotation system and there is no active trading market for our shares of common stock. While we are currently pursuing a quotation on the OTC Bulletin Board there can be no assurance that such a quotation will be obtained or that any active trading market for our shares of common stock will ever develop.

Holders of Securities

As of March 31, 2017, we had 116 recorded shareholders and 14,700,000 outstanding shares of common stock, par value $0.001. We have 5,900,000 shares registered pursuant to the S-1, which of our outstanding shares are eligible for sale pursuant to Rule 144.

In general, under Rule 144 as currently in effect, a person who is not one of our officers, directors, or principal shareholders, and who has owned their shares for at least six months, may sell their shares without limitation in the public market.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities since our inception on June 30, 2016. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates issued in such transactions and there were no investors who are citizens or residents of the United States. We relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation. The issuances of the securities described below were affected without the involvement of underwriters.

On June 30, 2016, we acquired One Hundred Percent (100%) of the issued and outstanding capital stock of Sinorama Tours Co., Ltd, a privately held Limited Company registered in the Samoa (“Sinorama Tours”) for Eleven Million (11,000,000) shares of our common stock paid to the eleven shareholders of Sinorama Tours. Only two of the eleven shareholders of Sinorama Tours are also our officers and directors and the shares were issued as follows:

JING Wenjia*	8,250,000 shares
XING Yanhua	330,000 shares
ZHAO Hongxi **	550,000 shares
YANG Ming	330,000 shares
WANG Bo	220,000 shares
WANG Xiwang	110,000 shares
WEI He	110,000 shares
ZHANG Guohua	385,000 shares
ZOU Gongping	275,000 shares
CHEUNG Wai Kee	110,000 shares
8941408 Canada Inc.	330,000 shares
Total	11,000,000 shares

* JING Wenjia is the Chief Executive Officer and Director of the company.

**ZHAO Hongxi is the Chief Financial Officer and Director of the company.

As of March 31, 2017, we issued the following shares of unregistered securities in transactions not involving a private offering to the following 114 foreign investors pursuant to an exemption from registration under Section 4(2) of the Securities Act, or Regulation S promulgated thereunder.

Shareholder	Shares Purchased	Consideration Paid	Date of Purchase
XING Yanhua	330,000	Share Exchange	30/06/2016
YANG Ming	330,000	Share Exchange	30/06/2016
WANG Bo	220,000	Share Exchange	30/06/2016
WANG Xiwang	110,000	Share Exchange	30/06/2016
WEI He	110,000	Share Exchange	30/06/2016
ZHANG Guohua	385,000	Share Exchange	30/06/2016
ZOU Gongping	275,000	Share Exchange	30/06/2016
CHEUNG Wai Kee	110,000	Share Exchange	30/06/2016
8941408 Canada Inc.	330,000	Share Exchange	30/06/2016
Yu Miao	20,000	20,000	05/10/2016
Wang Wen	40,000	40,000	11/10/2016
Gao Yuan	40,000	40,000	05/10/2016
Xiao Ting	40,000	40,000	11/10/2016
Yang Man	20,000	20,000	11/10/2016
Charest Dave	40,000	40,000	11/10/2016
Zheng Donghui	20,000	20,000	09/10/2016
Li Huichun	20,000	20,000	09/10/2016
CHANG,CHING-YUN	20,000	20,000	14/10/2016
Sun Peng	20,000	20,000	11/10/2016
Zhang Jing	20,000	20,000	16/10/2016
Zou Wuchang	40,000	40,000	12/10/2016
Deng Min	20,000	20,000	11/10/2016
Zou You	40,000	40,000	12/10/2016
Guo Shu	40,000	40,000	12/10/2016
Lu Chang	20,000	20,000	12/10/2016
Chen Xiaoming	20,000	20,000	17/10/2016
Gong Jiangang	20,000	20,000	14/10/2016
Lai Xiao	40,000	40,000	12/10/2016
Cheng Gang	20,000	20,000	16/10/2016
Wang Mingjun	20,000	20,000	14/10/2016
Jiang Huihui	20,000	20,000	17/10/2016
Li Yuanying	20,000	20,000	14/10/2016
Li Li	20,000	20,000	12/10/2016
Li Ping	40,000	40,000	14/10/2016
Li Shani	40,000	40,000	12/10/2016
Liu Lin	40,000	40,000	12/10/2016
Zhou Li	20,000	20,000	14/10/2016
Zhu Chunying	20,000	20,000	14/10/2016
Zheng Dongquan	20,000	20,000	14/10/2016
Xu Min	20,000	20,000	13/10/2016
Hu Bo	40,000	40,000	14/10/2016

Yin Ting	20,000	20,000	14/10/2016
Jia Yupeng	20,000	20,000	14/10/2016
Qin Jianhua	20,000	20,000	14/10/2016
Fan Jiexin	200,000	200,000	12/10/2016
Cai Jianping	100,000	100,000	12/10/2016
Xiao Lan Hua	100,000	100,000	12/10/2016
Li Jing	20,000	20,000	12/10/2016
Mao Wenkai	20,000	20,000	11/10/2016
Wu Baoping	20,000	20,000	11/10/2016
Liu Zhi Yong	20,000	20,000	13/10/2016
Lin Hailong	20,000	20,000	20/10/2016
Lin Nan	40,000	40,000	16/10/2016
Li Liguang	100,000	100,000	16/10/2016
Lin Chen	20,000	20,000	16/10/2016
Qian Fang	10,000	10,000	16/10/2016
Wang Shuai	40,000	40,000	16/10/2016
Hu Yajuan	40,000	40,000	16/10/2016
Hu Guangxin	20,000	20,000	16/10/2016
Li Jing	60,000	60,000	16/10/2016
Liu Bin	40,000	40,000	16/10/2016
Chen Jianzhong	20,000	20,000	07/10/2016
Han Zhen	40,000	40,000	16/10/2016
Wu Min	20,000	20,000	16/10/2016
Wu Jiachun	40,000	40,000	16/10/2016
Gao Lei	60,000	60,000	16/10/2016
Shao Mingye	20,000	20,000	16/10/2016
Wu Weiling	20,000	20,000	12/10/2016
Gao Yu	40,000	40,000	16/10/2016
Zhou Juan	20,000	20,000	16/10/2016
Wu Hongxuan	40,000	40,000	16/10/2016
Zhang Nai Ru	100,000	100,000	12/10/2016
Cai Xiujuan	100,000	100,000	12/10/2016
Zhang Jin	10,000	10,000	12/10/2016
Cao Zhong	10,000	10,000	12/10/2016
Laforest Daniel	40,000	40,000	11/10/2016
Pan Lei	20,000	20,000	31/10/2016
Liu Xiaojuan	40,000	40,000	12/10/2016
Wen Gailing	100,000	100,000	09/11/2016
Lei Hao	150,000	150,000	12/10/2016
Su Jing	100,000	100,000	14/10/2016
Cui Hang	20,000	20,000	14/10/2016
Li Ang	20,000	20,000	14/10/2016
Zhang Wei	40,000	40,000	19/10/2016
Zhou Sufen	40,000	40,000	21/10/2016
Yang Baixian	40,000	40,000	21/10/2016
Li Hong	40,000	40,000	28/10/2016
Zhang Ye	20,000	20,000	21/10/2016
Wei Jianrong	20,000	20,000	01/11/2016
Yue Yin	20,000	20,000	19/10/2016
Zhang Shuxuan	20,000	20,000	14/10/2016
Zhu Junqiang	20,000	20,000	16/10/2016
Zhang Zhenyi	40,000	40,000	15/10/2016
Yu Hai	20,000	20,000	12/10/2016
Guo Hua	10,000	10,000	17/10/2016
Song Xiao	20,000	20,000	17/10/2016
Zhang Hui	20,000	20,000	07/11/2016
Li Jing	40,000	40,000	12/10/2016
Li Gang	20,000	20,000	5/10/2016
Wang Lu	20,000	20,000	12/10/2016
Wang Cailing	10,000	10,000	14/10/2016
Xue Junlian	20,000	20,000	12/10/2016
Xu Geng	50,000	50,000	12/10/2016
Gao Jie	40,000	40,000	18/10/2016
Huang Lan	20,000	20,000	15/10/2016
Yang Yang	20,000	20,000	13/10/2016
Yan Guang Ping	100,000	100,000	08/11/2016
Wang Yingwei	10,000	10,000	12/10/2016
Gao Long	20,000	20,000	12/10/2016
Chu Chenhui	20,000	20,000	12/10/2016
Li Linhong	10,000	10,000	12/10/2016
Zheng An	30,000	30,000	12/10/2016
Zhang Xiaoqi	30,000	30,000	12/10/2016
Gao Yuan	30,000	30,000	21/10/2016
Total	5,900,000	3,700,000

Except as set forth below, the selling stockholder has not held any position or office with us or any of our affiliates, nor has had any other material relationship (other than as a purchaser of securities) with us or any of our affiliates or predecessors within the past three years. Furthermore, none of the selling stockholders are a registered broker-dealer or an affiliate of a registered broker-dealer.

Material relationship which the selling security holder

(1)	Yu Miao is an employee of Vacances Sinorama Inc.

(2)	Wang Wen is an employee of Vacances Sinorama Inc.

(3)	Gao Yuan is an employee of Vacances Sinorama Inc.

(4)	Xiao Ting is an employee of Vacances Sinorama Inc.

(5)	Yang Man is an employee of Vacances Sinorama Inc.

(6)	CHANG, CHING-YUN is an employee of Sinorama Voyages

(7)	Sun Peng is an employee of Vacances Sinorama Inc.

(8)	Zheng Dongquan is an employee of Vacances Sinorama Inc.

(9)	Xu Min is an employee of Vacances Sinorama Inc.

(10)	Mao Wenkai is an employee of Vacances Sinorama Inc.

(11)	Liu Zhi Yong is an employee of Vacances Sinorama Inc.

(12)	Cui Hang is an employee of Vacances Sinorama Inc.

(13)	Li Ang is an employee of Sinorama Voyages.

Item 6.    Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Business Description

SINORAMA CORPORATION (“Sinorama”, the “Company” “we” or “us”) was incorporated in the State of Florida on June 30, 2016. The Company principal corporate address is La Plaza Swatow, Office 518, P.O.Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Our telephone number is 514-866-6888. Our website address is www.sinoramacorporation.com.

Sinorama Corporation is an integrated travel producer and seller which enjoys a good reputation among the tourism industry, with a team of 154 full time professionals and experienced employees. The Company provides Bus Tours, Asian Tours, as well as sales of the third-party products air tickets, hotels and other travel products. Sinorama Corporation has achieved a combination of traditional tourism industry and E-Commerce, while covering a wide range of business. We offer travel products and services primarily through the following distribution methods: the agency methods, online retail methods and offline store sales methods.

We have three sources of revenues: Bus Tours, Asian Tours, as well as sales of the third-party products. Bus Tour revenues are recognized when customers depart from the trips. Revenues from bus tour services are recognized on gross basis, which represent amounts charged to and received from customers, as we are the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered. We assess the facts and circumstances and are the principal in bus tour arrangements. Asian tour services revenues and other travel-related services are recognized on the date that tours or the flights departure, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. The full payment needs to be paid before flights departure. The third party revenues are recognized at the time of the booking of the reservation. The third-party products are normally derived from air ticket, hotel reservation, cruise, and insurance.

We have three (3) executive officers, QIAN Hong, Chairman, JING Wenjia, Chief Executive Officer and ZHAO Hongxi, Chief Financial Officer.

Our subsidiaries include Sinorama Tours Co., Ltd., Simon Qian Voyages, Inc., Vacances Sinorama Inc., and Sinorama Voyages.

SINORAMA TOURS CO., LTD ("Sinorama Tours"), is a privately held Limited Liability Company registered in Samoa on June 03, 2015. SINORAMA TOURS was authorized to issue 1,000,000 shares of a single class each with par value of $1.00 per share to its shareholders, SINORAMA TOURS issued 10,000 shares of a single class each with par value of $1.00 per share to its shareholders.

Simon Qian Voyages Inc. (“Simon Qian Voyages”) was established on October 12, 2012, under the laws of Canada. Ms. JING Wenjia owned 100% of the controlling interest of Simon Qian Voyages. On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc. Ms. Wenjia transferred 100% controlling interest to Sinorama Tours Co., Ltd

Vacances Sinorama Inc. (“Vacances Sinorama”), is a privately held, for-profit travel producer and seller, incorporated in Montreal, Quebec, Canada on December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tours, Asian Tours, Air Tickets, Hotel Reservations, Cruises and other solutions to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses, Vacances Sinorama is providing both the business to customer (“B2C”) and business to business (“B2B”) travel commerce marketplace. The office address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Vacances Sinorama have 139 full time professional and experienced employees.

Sinorama Voyages (“Sinorama Voyages”) is a privately held, for-profit travel producer and seller, incorporated in Paris, France on February 2012, Mr. QIAN Hong owned 51% of Sinorama Voyages. Sinorama Voyages is an integrated travel company providing Bus Tours, Asian Tours, Air Tickets and other solutions to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages is providing both the B2C and B2B travel commerce marketplace. The office address is 23-25 Road Berri, 75008 Paris. Sinorama Voyages have 15 full time professional and experienced employees.

Reorganization

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the subsidiaries) into one legal corporation (the Company). The specific transactions related to this reorganization are outlined below. The control of the entities has never changed (always under the control of husband (Mr. QIAN Hong) and/or wife (Ms. JING Wenjia). Accordingly, the combination has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the years ended December 31, 2015 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

The transactions leading up to and including the reorganization are as follows:

On December 31, 2014, Mr. QIAN Hong was holding 100% of the controlling interest of Vacances Sinorama. Mr. Hong transferred 66.67% of his controlling interest to Simon Qian Voyages. Therefore, 66.67% of Vacances Sinorama is owned by Simon Qian Voyages and 33.33% is owned by Mr. Hong.

On May 09, 2016, Mr. Hong transferred 51% of his controlling interest of Sinorama Voyages to Sinorama Tours Co., Ltd.

On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc., Ms. JING Wenjia, transferred 100% of her controlling interest to Sinorama Tours Co., Ltd.

On June 30, 2016, the Company issued a total of 11,000,000 shares of its common stock, par value $0.001(the Sinorama Corporation shares) to the shareholders of Sinorama Tours Co., Ltd (“Sinorama Tours”), a company which was incorporated in Samoa on June 03, 2015, in exchange for 100% of Sinorama Tours Co., Ltd shares owned by the shareholders. Upon the completion of this transaction, all the shareholders had exchanged 100% of their shares for the shares of Sinorama. Sinorama Tours became a 100% owned subsidiary of Sinorama.

Sinorama, Sinorama Tours, Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages are collectively referred as the “Group”.

Seasonality

Our quarterly results are likely to fluctuate because of seasonality in the leisure travel industry all over the world. Our business experiences fluctuations, reflecting seasonal variations in demand for leisure travel services. Sales of leisure travel products and services will increase in respect of holiday periods and decrease in respect of off-peak times and prices of leisure travel products and services are subject to fluctuation between peak seasons and low seasons. For example, we have historically experienced higher revenue from Bus Tours between May to October of the year, and lower revenue between November to April of the following year. We also have historically experienced higher revenue from Asian Tours between April to June and between September to November of the year, and lower revenue for the rest of the year, because many of our customers tend to travel during summer holidays. Consequently, our results of operations may fluctuate from quarter to quarter. Our rapid growth has tended to mask the seasonality of our business.

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●  Design new products– Seek to design some more new tour products to compete with competitors.

●  Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its tour services.

●  Expansion tours all over the world – (1) The Company will serve 35,000 worldwide in its Asia tours; (2) Committed to becoming the best Chinese tourism brand across the world; (3) in the course of U.S. – China Tourism Year, the Company expects to organize 10,000 Americans to visit China; (4) the Company launched its Chinese outbound tourism business in North America and Europe.

●  Language skills training-The Company will engage and train over 200 tour leaders in the European, American and Chinese markets, covering such languages as English, French, German, Spanish, Japanese and Korean.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Sinorama that is not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separately from the Company’s equity and that net income or loss and comprehensive income or loss are attributable to the Company’s and the non-controlling interest.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Revenue Recognition

The Group’s revenues are primarily derived from sale of our self-developed products, including Bus Tour Products and Asian Tour Products and the group is also selling Third Party Products (Air tickets/hotel and etc). Revenue is recognized only when the persuasive evidence of an arrangement exists, the service has been performed, the price is fixed or determinable, and the collectability of the related fee is reasonably assured in accordance with ASC 605, Revenue Recognition, or ASC 605. Specifically, contracts are signed to establish significant terms such as the price and specific services to be provided. The Group assesses the creditworthiness of our customers prior to signing the contracts to ensure collectability is reasonably assured. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer advances and deposits.

Bus Tour Products Sales

Revenues from bus tours are recognized when customers depart from the trips. Revenues from bus tour services are recognized on gross basis, which represent amounts charged to and received from customers, as the Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognize Asian tour services revenues and other travel-related services such as visa processing services on the date that tours or the flights departure, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured the full payment needs to be paid before flights departure.

Third Party Products Sales

Revenue from sales of the third party products reservations is recognized at the time of the booking of the reservation, the third party products sales are non-refundable. The third party products are normally derived from air ticket, hotel reservation, cruise, insurance and so on. The revenue from third party products was recognized on gross basis. The Company conducts a rigorous process in selecting travel products and services before selling these products to customers and independently determine the prices charged to customers for Third Party Products Sales. The Company is the primary obligor in the arrangement and is responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts entered into with customers. The Company is the party retained and paid by customers. In situations of customer disputes, where the customer files a complaint or demands a refund, the Company assumes risks and responsibilities for the delivery of products and is responsible for refunding the customers their payments.

Income taxes and Uncertain Tax Positions

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s audited consolidated financial statements.

The Company income tax expense (recovery) was $(56,954) and $36,625 for the years ended December 31, 2016 and 2015, respectively.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when the collection of the full amount is no longer probable. Bad debts are written off as incurred.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends.

Property and equipment

Property and equipment are stated at cost. Computer Equipment, Furniture & Fixtures and Office Equipment are depreciated using the declining balance depreciation method basis reflective of the useful lives of the assets. Leasehold Improvement are stated at cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the asset or the term of the related lease, as follows:

Computer Equipment	Declining Balance Method at rate 30% per year
Furniture & Fixtures	Declining Balance Method at rate 20% per year
Office Equipment	Declining Balance Method at rate 20% per year
Leasehold Improvement	10 years

Repair and maintenance costs are charged to expenses as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment is capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the assets and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of comprehensive loss.

Functional Currency and Foreign Currency Translations

As of December 31, 2016, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. Dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

The Company’s reporting currency is U.S. dollars. Assets and liabilities of Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages are translated into U.S. dollars at the exchange rates set forth in the Bank of Canada at the balance sheet dates, revenues and expenses are translated into U.S. dollars at average exchange rates set forth in the Bank of Canada for the reporting periods. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table shows key components of the results of operations during the year ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Change
	2016	2015	$	%

Revenue:
Asian Tours	$60,562,585	$25,965,460	$34,597,125	133%
Bus Tours	9,611,893	8,065,250	1,546,643	19%
Third party product sales	7,481,569	7,026,217	455,352	6%
Total revenue	77,656,047	41,056,927	36,599,120	89%
Cost of Sales	70,864,211	35,749,576	35,114,635	98%
Gross Profit	6,791,836	5,307,351	1,484,485	28%
Operating costs and expenses:
Salaries and employee benefits	3,638,470	2,559,362	1,079,108	42%
Advertising and promotion	4,767,320	1,449,214	3,318,106	229%
Rent and occupancy charges	291,409	236,848	54,561	23%
Office and general	496,179	210,058	286,121	136%
Bank charge and interest	1,406,860	990,026	416,834	42%
Business taxes and licenses	27,210	42,974	(15,764)	(37)%
Professional fees	435,927	169,533	266,394	157%
Depreciation of property and equipment	37,820	37,171	649	2%
Insurance	32,920	7,221	25,699	356%
Other expense	5,497	6,663	(1,166)	(17)%
Total operating costs and expenses	11,139,612	5,709,070	5,430,542	95%
Losses from operations before other income and income taxes	(4,347,776)	(401,719)	(3,946,057)	982%
Other income	(211,349)	66,109	(277,458)	(420)%
Losses from operations before income taxes	(4,559,125)	(335,610)	(4,223,515)	1,258%
Income tax	(56,954)	36,625	(93,579)	(256)%
Net loss	(4,502,171)	(372,235)	(4,129,936)	1,109%
Comprehensive loss	$(4,256,976)	$(267,803)	$(3,989,173)	1,490%

Operating Revenue for the year ended December 31, 2016, which resulted primarily from Asia Tours revenue, Bus Tours and Third party product sales revenue were $77,656,047, an increase of 89% as compared with the operating revenue of $41,056,927 for the year ended December 31, 2015. The increase was primarily in the Asian Tours sector, as a result of the increase in the number of customers to 28.27thousand customers, an increase of 16.29 thousand as compared with the number of 11.98 thousand for the year ended December 31, 2015, which resulted from advertising and promotion increases of $3,318,106 or 229 % for the year ended December 31, 2016 as compared to $1,449,214 for the same period of 2015.

Cost of sales and Operating expense was $82,003,823 for the year ended December 31, 2016, an increase of $40,545,177 or 98 % as compared to $41,458,646 for the same period of 2015. This increase was primarily due to significant increase in salaries and benefits of $1,079,108, which was the result of an employee increase of 28 , and an increase in cost of sales of approximately $35,114,635, which was primarily in the Asian Tours sector, as a result of the increase in the number of customers to 28.27 thousand customers, an increase of 16.29 thousand as compared with the number of 11.98 thousand for the year ended December 31, 2015, and an increase in advertising and promotion of $3,318,106, which was the result of more advertisements, and an increase in bank charge and interest of $416,834, which was the result of more Chase servers fee.

Loss from Operations was $4,347,776 for the year ended December 31, 2016 as compared with operating loss of $401,719 for the fiscal year ended December 31, 2015.

The Company’s net loss for the year ended December 31, 2016 was $4,502,171representing an increase of $4,129,936, over $372,235 for the year ended December 31, 2015. The increase in net loss for the year ended December 31, 2016 was the main effect of the changes in the following components:

●	An increase in Asian tours revenue of $34,597,125;

●	An increase in cost of sales of $35,114.635;

●	An increase in expenses of salaries and employee benefits of $1,079,108;

●	An increase in expenses of advertising and promotion of $3,318,106; and

●	An increase in expenses of bank charge and interest of $416,834;

Liquidity and Capital Resources

The accompanying financial statements have been prepared that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2016, the Company had approximately $8,552,997 of cash and cash equivalents (include restricted cash $2,371,212).

We are presently able to meet our obligations as they come due. At December 31, 2016, we had non-controlling interest of $(3,015,987) and shareholders’ equity of the Company $135,060.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the public offering and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended December 31,
	2016	2015
Net cash used (provided by) in operating activities	(1,575,811)	2,685,370
Net cash used (provided by) in investing activities	596,140	(708,731)
Net cash used (provided by) in financing activities	3,700,000	(21,698)
Effect of exchange rate fluctuation on cash and cash equivalents	6,538	(841,546)
Net decrease in cash and cash equivalents	2,726,867	1,113,395
Cash and cash equivalents, beginning of year	5,826,130	4,712,735
Cash and cash equivalents, ending of year	$8,552,997	$5,826,130

Net Cash Provided by Operating Activities

For the year ended December 31, 2016, we had negative cash flow from operating activities of $1,575,811, a decrease of $4,261,181 from the same period of 2015, during which we had cash flow from operating activities of $2,685,370. The net loss for the year ended December 31, 2016 increased by $4,129,936 as compared to year ended December 31, 2015. The decrease in net cash provided by operating activities was the result of several factors, mainly including:

•	An increase in amount due from related parties of $2,937,544 resulted from increased product sales to related parties such as tour packages, air tickets, hotel reservations, cruises, and travel insurance by the end of year 2016 as compared to 2015.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was $596,140, compared to net cash used in investing activities of $708,731 for the year ended December 31, 2015. The cash provided by investing activities for the year ended December 31, 2016 was mainly decreased in investments in financial products by banks.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $3,700,000, as compared to net cash used in financing activities of $21,698 for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 was mainly because the company issued 3,700,000 shares to shareholders by $1 per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

SINORAMA CORPORATION

We have audited the accompanying consolidated balance sheets of SINORAMA CORPORATION and subsidiaries ("the Company") as of December 31, 2016, and 2015 and the related consolidated statements of income and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Certified Public Accountants

Newport Beach, CA

March 31, 2017

SINORAMA CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$6,181,785	$3,265,776
Restricted cash	2,371,212	2,560,354
Short term investment	210,148	901,663
Accounts receivable	233,361	57,624
Amount due from related parties	3,563,858	655,853
Prepayments & deferred expenses	9,234,410	9,318,623
Other receivable	728,887	162,050
Total current assets	22,523,661	16,921,943

Long term deposits	2,065,019	2,079,926
Property and Equipment, net	235,173	149,675
Total assets	$24,823,853	$19,151,544

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,373,444	$1,225,328
Customer deposits	22,772,259	13,353,708
Payroll payable	123,644	120,500
Amount due to related party	1,435,433	6,761,508
Taxes payable	-	1
Other payable	-	14,450
Total current liabilities	27,704,780	21,475,495
Total liabilities	$27,704,780	$21,475,495

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,700,000 and 11,000,000 and issued and outstanding at December 31, 2016 and 2015, respectively	14,700	11,000
Additional paid-in capital	4,483,102	786,802
Accumulated Deficits	(4,750,659)	(2,015,994)
Accumulated other comprehensive income	387,917	254,209
Total shareholders’ deficit of the Company	135,060	(963,983)
Non-controlling interest	(3,015,987)	(1,359,968)
Total shareholders’ deficit	(2,880,927)	(2,323,951)
Total liabilities and shareholders’ deficit	$24,823,853	$19,151,544

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

	For The Year Ended December 31,
	2016	2015

Revenue:
Asian Tours	$60,562,585	$25,965,460
Bus Tours	9,611,893	8,065,250
Third party product sales	7,481,569	7,026,217
Total revenue	77,656,047	41,056,927
Cost of Sales	70,864,211	35,749,576
Gross Profit	6,791,836	5,307,351
Operating costs and expenses:
Salaries and employee benefits	3,638,470	2,559,362
Advertising and promotion	4,767,320	1,449,214
Rent and occupancy charges	291,409	236,848
Office and general	496,179	210,058
Bank charge and interest	1,406,860	990,026
Business taxes and licenses	27,210	42,974
Professional fees	435,927	169,533
Depreciation of property and equipment	37,820	37,171
Insurance	32,920	7,221
Other expense	5,497	6,663
Total operating costs and expenses	11,139,612	5,709,070
Losses from operations before other income and income taxes	(4,347,776)	(401,719)
Other income(expense)	(211,349)	66,109
Losses from operations before income taxes	(4,559,125)	(355,610)
Income tax	(56,954)	36,625
Net loss	(4,502,171)	(372,235)
Less: net loss attributable to non-controlling interests	(1,767,506)	(406,138)
Net loss attributable to the Company	$(2,734,665)	$33,903
Other comprehensive loss:
Foreign currency translation adjustment	(245,195)	(104,432)
Foreign currency translation adjustment attributable to non-controlling interests	(111,487)	(41,895)
Foreign currency translation adjustment attributable to the Company	(133,708)	(62,537)
Comprehensive loss	$(4,256,976)	$(267,803)
Less: Comprehensive loss attributable to non-controlling interests	(1,656,019)	(364,243)
Comprehensive income(loss) attributable to the Company	$(2,600,957)	$96,440
Basic and diluted earnings per share	$(0.23)	$(0.00)
Weighted average number of shares outstanding	11,786,889	9,838,889

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other comprehensive	Non- Controlling	Total Shareholders’
	Shares	Amount	capital	Deficits	income	Interest	deficit
Balance at January 31, 2014	8,250,000	$8,250	$789,552	$(2,049,897)	$191,672	$(995,725)	$(2,056,148)
Net loss				33,903		(406,138)	(372,235)
June 3, 2015 Shares issued	2,750,000	2,750	(2,750)				-
Foreign currency translation adjustment					62,537	41,895	104,432
Balance at December 31, 2015	11,000,000	$11,000	$786,802	$(2,015,994)	$254,209	$(1,359,968)	$(2,323,951)
Net loss				(2,734,665)		(1,767,506)	(4,502,171)
Shares issued	3,700,000	3,700	3,696,300				3,700,000
Foreign currency translation adjustment					133,708	111,487	245,195
Balance at December 31, 2016	14,700,000	$14,700	$4,483,102	$(4,750,659)	$387,917	$(3,015,987)	$(2,880,927)

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

	For The Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(4,502,171)	$(372,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,820	37,171
Changes in operating assets and liabilities:
Accounts receivable	(176,341)	(62,377)
Prepayments & deferred expenses	363,971	(6,272,316)
Other receivable	(578,935)	(275,512)
Due from related parties	(2,937,544)	(247,813)
Term deposits	-	(1,125,265)
Accounts payable and accrued liabilities	2,374,014	3,155,051
Customer deposits	9,351,963	3,662,193
Payroll Payable	4,471	59,333
Income taxes payable	(2)	(194,672)
Other payable	(15,100)	(782)
Due to related parties	(5,497,957)	4,322,594
Net cash used in (provided by) operating activities	(1,575,811)	2,685,370

Cash Flows from Investing Activities
Short term investment	716,182	(683,929)
Purchases of property and equipment	(120,042)	(24,802)
Net cash provided by (used in) investing activities	596,140	(708,731)

Cash Flows from Financing Activities
Issue common stock	3,700,000	-
Credit card payable	-	(21,698)
Net cash provided by (used in) financing activities	3,700,000	(21,698)

Effect of exchange rate fluctuation on cash and cash equivalents	6,358	(841,546)
Net increase in cash and cash equivalents	2,726,867	1,113,395

Cash and cash equivalents, beginning of year	5,826,130	4,712,735
Cash and cash equivalents, ending of year	$8,552,997	$5,826,130

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$(36,625)
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SINORAMA CORPORATION (the “Company” or “Sinorama”) was incorporated on June 30, 2016 under the laws of the United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida.

The Company’s subsidiaries include Sinorama Tours Co., Ltd., Simon Qian Voyages, Inc., Vacances Sinorama Inc., and Sinorama Voyages.

SINORAMA TOURS CO., LTD ("Sinorama Tours"), which is a privately held Limited Liability Company registered in Samoa on June 03, 2015. SINORAMA TOURS was authorized to issue 1,000,000 shares of a single class each with par value of $1.00 per share to its shareholders, SINORAMA TOURS issued 10,000 shares of a single class each with par value of $1.00 per share to its shareholders.

Simon Qian Voyages Inc. (“Simon Qian Voyages”) was established on October 12, 2012 under the laws of Canada. Ms. JING Wenjia was 100% holding controlling interest of Simon Qian Voyages.

Vacances Sinorama Inc. (“Vacances Sinorama”), which was a privately held, for-profit travel producer and seller, incorporated in Montreal, Quebec, Canada on December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tour, Asian Tour, Air Tickets, Hotel Reservation, Cruise and other solutions to its customers worldwide. Vacances Sinorama facilitate travel commerce with online and offline travel business, Vacances Sinorama is providing both business to customer (B2C) and business to business (“B2B”) travel commerce marketplace.

Sinorama Voyages (“Sinorama Voyages”) was a privately held, for-profit travel producer and seller, incorporated in Paris, France on February 2012, Mr. QIAN Hong owned 51% of Sinorama Voyages. Sinorama Voyages is an integrated travel company providing Bus Tour, Asian Tour, Air Tickets and other solutions to its customers worldwide. Sinorama Voyages facilitate travel commerce with online and offline travel business, Sinorama Voyages providing both business to customer (B2C) and business to business (“B2B”) travel commerce marketplace.

Reorganization

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the subsidiaries) into one legal corporation (the Company). The specific transactions related to this reorganization are outlined below. During the years presented in these financial statements, the control of the entities has never changed (always under the control of husband (Mr. QIAN Hong) and/or wife (Ms. JING Wenjia). Accordingly, the combination has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the years ended December 31, 2014 and 2015, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The transactions leading up to and including the reorganization are as follows:

On December 31, 2014, Mr. QIAN Hong was holding 100% of controlling interest of Vacances Sinorama. Mr. QIAN Hong transferred 66.67% of controlling interest to Simon Qian Voyages. Therefore, 66.67% of Vacances Sinorama is owned by Simon Qian Voyages owns and 33.33% is owned by Mr. QIAN Hong.

On May 09, 2016 QIAN Hong transferred 51% controlling interest of Sinorama Voyages to Sinorama Tours Co., Ltd.

On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc. Ms. JING Wenjia has transferred 100% controlling interest to Sinorama Tours Co., Ltd.

On June 16, 2016, Mr. QIAN Hong transferred all 2,400 Sinorama Tours Co., Ltd shares to Ms. JING Wenjia, subsequently making Ms. JING Wenjia holdings 7,500 Sinorama Tours Co., Ltd shares.

On June 30, 2016, the Company issued a total of 11,000,000 shares of its common stock, par value $0.001(the Sinorama Corporation shares) to the shareholders of Sinorama Tours Co., Ltd (“Sinorama Tours”), a company which was incorporated in Samoa on June 03, 2015, in exchange for 100% of Sinorama Tours Co., Ltd shares owned by the shareholders. Upon this completion of this transaction, all the shareholders had exchanged 100% of their shares for the shares of Sinorama, Sinorama Tours become a 100% owned subsidiary of Sinorama.

Sinorama, Sinorama Tours, Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages are collectively referred as the “Group”.

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with the United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Vacances Sinorama and Sinorama Voyages that are not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separately from the Company’s equity and that net income or loss and comprehensive income or loss are attributable to the Company’s and the non-controlling interest.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Reclassification

The comparative figures have been reclassified to conform to current year presentation.

Revenue recognition

The Group’s revenues are primarily derived from sale of our self-developed products, including Bus Tour Products and Asian Tour Products and the group is also selling Third Party Products (Air tickets/hotel and etc.). Revenue is recognized only when the persuasive evidence of an arrangement exists, the service has been performed, the price is fixed or determinable, and the collectability of the related fee is reasonably assured in accordance with ASC 605, Revenue Recognition, or ASC 605. Specifically, contracts are signed to establish significant terms such as the price and specific services to be provided. The Group assesses the creditworthiness of our customers prior to signing the contracts to ensure collectability is reasonably assured. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer advances and deposits.

Bus Tour Products Sales

Revenues from bus tours are recognized when customers depart from the trips. Revenues from bus tour services are recognized on gross basis, which represent amounts charged to and received from customers, as the Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognize Asian tour services revenues and other travel-related services such as visa processing services on the date that tours or the flights departure, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured the full payment needs to be paid before flights departure.

 Third Party Products Sales

Revenue from sales of the third party products reservations is recognized at the time of the booking of the reservation, the third party products sales are non-refundable. The third party products are normally derived from air ticket, hotel reservation, cruise, insurance and so on. The revenue from third party products was recognized on gross basis. The Company conducts a rigorous process in selecting travel products and services before selling these products to customers and independently determine the prices charged to customers for Third Party Products Sales. The Company is the primary obligor in the arrangement and is responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts entered into with customers. The Company is the party retained and paid by customers. In situations of customer disputes, where the customer files a complaint or demands a refund, the Company assumes risks and responsibilities for the delivery of products and is responsible for refunding the customers their payments.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short term nature. The Group’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of December 31, 2016 and 2015, the cash on hand and cash in bank were $5,126,409 and $1,844,904, respectively. As of December 31, 2016 and 2015, the term deposits for IATA were $Nil and $8,672, respectively, the interest rate was between 0.30%, maturity was three months or less. As of December 31, 2016 and 2015, the short term deposits were $1,055,376 and $1,412,200, respectively, the interest rate was 0.2% to 0.50%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of December 31, 2016 and 2015, were $6,181,785 and $3,265,776, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The company can access the trust account only to administer it as trustee, cannot use funds from this account for personal or corporate purposes until the supplier is paid. As of December 31, 2016 and 2015, the restricted cash in the trust account was $2,371,212 and $2,560,354, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short term investments maturities are exceeding three months. As of December 31, 2016 and 2015, the short term investments were $210,148 and $901,663, respectively, the interest rate were between 0.65% to1.5%, the maturity was exceeding three months but less than twelve months.

Fair Value Measurement

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2016 and 2015.

Financial assets and liabilities of the Company primarily comprise of cash and cash equivalents, restricted cash, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party and other payable. As at December 31, 2016 and 2015, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when the collection of the full amount is no longer probable. Bad debts are written off as incurred.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends.

The Company experienced nil and nil bad debts during the year ended December 31, 2016 and 2015, respectively.

Property and equipment

Property and equipment are stated at cost. Computer Equipment, Furniture & Fixtures and Office Equipment are depreciated using the declining balance depreciation method basis reflective of the useful lives of the assets. Leasehold Improvement are stated at cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the asset or the term of the related lease, as follows:

Computer Equipment	Declining Balance Method at rate 30% per year
Furniture & Fixtures	Declining Balance Method at rate 20% per year
Office Equipment	Declining Balance Method at rate 20% per year
Leasehold Improvement	10 years

Repair and maintenance costs are charged to expenses as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment is capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the assets and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of comprehensive loss.

Functional currency and foreign currency translation

As of and for the years ended December 31, 2016 and 2015, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. Dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

The Company’s reporting currency is U.S. dollars. Assets and liabilities of Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages are translated into U.S. dollars at the exchange rates set forth in the Bank of Canada at the balance sheet dates, revenues and expenses are translated into U.S. dollars at average exchange rates set forth in the Bank of Canada for the reporting periods, and shareholders' equity is translated at historical exchange rates. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations, unrealized gains and losses from foreign currency transactions are recognized as other income (expense) in the consolidated statements of operations.

The exchange rates used for foreign currency translation are as follows:

		2016	2015
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.7448/1.0553	0.7225/1.0858
Revenue and expenses	period weighted average	0.7550/1.1068	0.7821/1.1092

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Income taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s audited consolidated financial statements.

The Company income tax expenses (recovery) was $(56,954) and $36,625 for the years ended December 31, 2016 and 2015, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages’ functional currency, the Canadian dollar and Euro dollar to its reporting currency, U.S. dollar.

Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Vacances Sinorama (Canada) and Sinorama Voyages (France). Although each reportable operating segment provides similar travel products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this report.

The Company evaluates the performance of its reportable operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers and sales through the Company’s office located in those geographic locations. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses and salaries and employee benefits are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable operating segments. Costs excluded from segment operating income include income taxes and foreign currency translation adjustment. The Company does not include intercompany transfers between segments for management reporting purposes.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
December 31, 2016
Net sales	63,326,273	14,329,774	-	77,656,047
Operating income	(1,910,999)	(2,341,294)	(306,832)	(4,559,125)
Total assets	17,716,759	3,646,925	3,460,169	24,823,853
December 31, 2015
Net sales	30,019,167	11,37,760	-	41,056,927
Operating income	1,443,974	(1,779,584)	-	(335,610)
Total assets	13,140,291	6,011,252	-	19,151,544

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for the year ended December 31, 2016 and December 31, 2015:

	The Year Ended December 31,
	2016	2015
Segment operating loss	$(4,559,125)	$(335,610)
Income tax expense	(56,954)	36,625
Foreign currency translation adjustment	245,195	104,432
Total operating income	$(4,256,976)	$(267,803)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, restricted cash, accounts receivable, prepayments and other receivables arising from its normal business activities. The carrying amounts of these financial instruments represent the maximum amount of loss due to credit risk. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are cash receipt in advance. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recently accounting pronouncements

In August 2014, the FASB issued an accounting standard update that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for the Company on January 1, 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of financial position.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

In January 2016, the FASB issued ASU 2016-01 Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 amends the guidance in US GAAP on classification, measurement and disclosure of financial instruments. It revises an entity’s accounting related to: 1) classification and measurement of investments in equity securities; 2) presentation of certain fair value changes for financial liabilities measured at fair value; and, 3) amends disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 establishes new guidance for the recording and disclosure of assets and liabilities that arise from leasing activity. ASU 2016-02 will require most lessees to record lease assets and lease liabilities that arise from leases on the statement of financial condition and disclose qualitative and quantitative information related to lease transactions such as variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for years beginning after December 18, 2018 and early adoption is permitted. The Company is evaluating ASU 2016-02 to determine its impact, if any, on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affect entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 a proposed Update, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, on September 30, 2015. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. ASU 2016-16 will be effective for the Company beginning with the interim periods of fiscal 2018 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining timing of adoption and assessing the impact of ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and was applied retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.

As of March 31, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 3. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is record in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company prepayments and deferred expenses for reserving tour availabilities were $9,234,410 and $9,318,623 for the years ended December 31, 2016 and 2015, respectively.

NOTE 4. OTHER RECEIVABLE

At December 31, 2016 and 2015, other receivable consists of the following:

	December 31,
	2016	2015
Tax on Value Added (TVA)	$245,621	$162,050
Income tax receivable	376,611	-
Others	106,655	-
Total other receivable	$728,887	$162,050

NOTE 5. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of December 2016, the Company has $1,055,307 air ticket security deposit with CAGEP SARL, who is a member of the International Air Transport Association (IATA), CAGEP has the license to sale the air ticket to Sinorama Voyages. As of December 31, 2016 and 2015, the Company has $738,555 and $626,129 security deposits with JP Morgan Chase, which is the security deposit for credit card usage without any interest. As of December 31, 2016 and 2015, the Company has $Nil and $272,113 bank deposit with Bank of China Paris Branch as travel company bankruptcy guarantee, without any interest. As of December 31, 2016 and 2015, the Company has $167,580 and $54,188 deposit with OPC (Office of Consumer Protection) as travel company bankruptcy guarantee, without any interest.

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment, at cost, consist of:

	December 31,
	2016	2015
Computer equipment	$19,419	$16,391
Furniture & Fixture	5,688	5,518
Office equipment	80,059	77,662
Leasehold Improvement	362,880	240,026
Total property and equipment at cost	468,046	339,597
Accumulated depreciation	232,873	189,922
Total property and equipment, net	$235,173	$149,675

Depreciation expense was $37,820 and $37,171 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservation or the full payment must be paid by either check, debit card, credit card or cash before it can be confirmed. Customers must settle the total of all sums (due three months before departure). Otherwise, The Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company as the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If its marked “Final Sale”, which is non-refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date, when services are provided to the customers. Customer deposits from all customers were $22,772,259 and $13,353,708 at December 31, 2016 and 2015, respectively, and were recorded as a current liability in the consolidated balance sheets.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 8. NON-CONTROLLING INTERESTS

Vacances Sinorama Inc. and Sinorama Voyages are the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized.

33.33% of Vacances Sinorama interest held by QIAN Hong is subjecting to non-controlling interest (“NCIs”), which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 66.67% of Vacances Sinorama interest held by Simon Qian Voyages Inc.

39% of Sinorama Voyages interest held by YANG Ming, 10% of Sinorama Voyages interest held by ZHAO Hongxi is subjecting to non-controlling interest, which was stated under ASC810-10-45, the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 51% of Sinorama Voyages interest held by Sinorama Tours.

According to ASC 810-10-50 requirements, the group have separately disclosed amounts attributable to shareholders’ equity and NCIs in the financial statements. As of December 31, 2016, the comprehensive income attributable to shareholders’ equity and NCIs is $(2,600,957) and $ (1,656,019), respectively. As of December 31, 2015, the comprehensive income attributable to shareholders’ equity and NCIs is $96,440 and $(364,243), respectively.

NOTE 9. INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

United States

Sinorama Corporation is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and its earnings are permanently invested in Canada and Paris.

Samoa

Sinorama Tours Co., Ltd was incorporated in the Samoa and, under the current laws of the Samoa, it is not subject to income tax.

Canada

Simon Qian Voyages Inc. and Vacances Sinorama Inc. were incorporated in Canada and is subject to Canada income tax. Simon Qian Voyages Inc. and Vacances Sinorama Inc. are subject to Canada taxation on its activities conducted in Canada and income arising in or derived from Canada. The applicable statutory tax rate is from 18.5% to 49.8%.

France

Sinorama Voyages was incorporated in France and is subject to France profit tax. Sinorama Voyages are subject to France taxation on its activities conducted in France and income arising in or derived from France. The applicable statutory tax is 33.33%.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2016 and 2015:

Current:	2016	2015
United States	$-	$-
Canada	(71,744)	16,132
France	14,790	20,493
Total current provision	(56,954)	36,625

Deferred:	2016	2015
United States	$-	$-
Canada	-	123,313
France	-	(116,178)
Total deferred provision	-	7,135

The reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory income tax rates to income before income taxes is as follows:

	2016	2015
Income tax provision (benefit) at the statutory tax rates
United States	$(104,323)	$-
Canada	(450,122)	16,132
France	(744,615)	20,493
	(1,299,060)	36,625
Valuation allowance on U.S. net operating loss carryforwards	1,242,106	-
Total income tax provision (benefit)	$(56,954)	$36,625

Based upon an assessment of the level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, the Company provided valuation allowance of $1,242,106 as of December 31, 2016.

The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law.

At December 31, 2016, the company had net operating loss carryforwards of approximately $4,563,396 which expires in 2036.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 10. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2016	2015
Sinorama Reisen GmbH	$1,469,472	$600,502
Sinorama Holiday Inc.	1,154,894	-
Sinorama Group LLC	1,453	807
Sinorama Holiday Limited	935,418	-
ZHAO Hongxi	-	4,496
QIAN Hong & JING Wenjia	-	42,344
YANG Ming	-	6,004
Others	2,621	1,700
Total	$3,563,858	$655,853

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Reisen GmbH, which is 65% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,469,472 and $600,502, respectively. The amount is the prepayment for the supplier in China, in order to reserving tour availabilities. The prepayment was non-interest bearing, payable on demand.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Group LLC., which is 100% owned by the Chairman (QIAN Hong) of the Company, of $1,453 and $807, respectively.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company, 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,154,894 and Nil, respectively. It was for purchasing travel product from Sinorama Vacances, it was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Holiday Limited, which is 51% owned by the Chairman (QIAN Hong) of the Company, of $935,418 and Nil, respectively. It was for purchasing travel product from Sinorama Vacances, it was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due from ZHAO Hongxi, who is the Director of the Company, of $Nil and $4,496. The amount was a temporary borrowing, it was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due from QIAN Hong, who is the Chairman of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company, of $Nil and $42,344. It was temporary borrowings between the Company to managements, it was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due from YANG Ming, who is a shareholder of the Company, of $Nil and $6,004. It was temporary borrowings, without interest bearing and due on demand.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2016	2015
Sinorama Holiday Limited	$-	$33,050
Sinorama Travel Vancouver Inc.	1,423,231	5,993,970
Simon Qian& Jing Wenjia	9,650	-
Sinorama Tours Co, Ltd	2,552	-
Sinorama Holiday Inc.	-	734,488
	$1,435,433	$6,761,508

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Holiday Limited, of $Nil and $33,050, respectively. The amount was prepayment for securing tour availabilities to the supplier in China, without interest charge and it was due on demand.

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Travel Vancouver Inc., which is 51% owned by the Chairman (QIAN Hong) of the Company, of $1,423,231 and $5,993,970, respectively. Such payments were required by suppliers in China to be made in advance, in order to booking tour availabilities. The amount was non-interest bearing and was due on demand.

As of December 31, 2016 and 2015, the Company has a balance due to Simon Qian& Jing Wenjia, Simon Qian who is the Chairman of the Company owns 51% ownership of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company. The Company has a balance due to Simon Qian & Jing Wenjia of $9,650 and $Nil, respectively. It was temporary borrowings between the Company and management. It was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Tours Co, Ltd., which is 100% owned by Sinorama Corporation, of $2,552 and $Nil, respectively. It was temporary borrowings between the Company to managements, it was non-interest bearing and due on demand.

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company and 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $Nil and $734,488, respectively. It was the prepayments to vendors in China for tour reservations. The amount was due on demand and without interest.

Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2016	2015
Sinorama Reisen GmbH	$378	$-
Sinorama Holiday Limited	3,767,725	1,004,561
Sinorama Holiday Inc.	11,940,769	21,457
Sinorama Travel Vancouver Inc.	5,573	-
Total	$15,714,445	$1,026,018

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 11. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2016 and 2015.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2016 and 2015.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In June, 2016 Vacances Sinorama leases office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, lease expense payments of approximately $18,120 per month. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease expense payments of approximately per month for120 months as following:

Period		Per month
Jun-16	May-17	rent-free
Jun-17	May-20	18,120
Jun-20	May-21	19,932
Jun-21	May-22	21,925
Jun-22	May-23	24,118
Jun-23	May-24	25,324
Jun-24	May-25	26,590
Jun-25	May-26	27,919
Jun-26	May-27	29,315

This office is used for information technology department, Electronic Commerce department and market department etc.

Vacances Sinorama leases office space under non-cancellable operating lease agreements that expire on various dates through 2016. Under the terms of the lease, Vacances Sinorama paid approximately $22,061 in lease deposits and is committed to lease and management fee payments of approximately $12,080 per month for 60 months. This office is used for air ticket department, Asia tour department and others department.

In March 2016, entered into renew lease agreement which replaced its expired operating lease agreements. Under terms of the lease, Vacances Sinorama is committed to lease and management fee payments of approximately $15,515 per month for 60 months.

In July 2015, Vacances Sinorama entered into a new lease agreement for bus tour department office. Under terms of the lease, Vacances Sinorama paid approximately $15,194 in lease deposits is committed to lease and management fee payments of approximately $5,134 per month for 60 months. This office is used for Bus tour department.

In February, 2015 Sinorama Voyages leases office space under non-cancellable operating lease agreements. Under the terms of the lease, Sinorama Voyages paid approximately $13,894 in lease deposits, lease expense payments of approximately $4,869 per month. Under terms of the lease agreement, from February, 2016, Sinorama Voyages is committed to lease expense payments of approximately $4,857 per month for 96 months.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2017	405,883
2018	496,483
2019	496,483
2020	496,483
2021	505,543

NOTE 12. Basic and Diluted Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows:

	The Year Ended December 31,
	2016	2015

Numerator:
Net income available to common stockholders	$(2,734,665)	$33,903
Denominator:
Basic and diluted weighted-average number of shares outstanding	11,786,889	9,838,889
Net income per share:
Basic and diluted	$(0.23)	$0.00

NOTE 13. SUBSEQUENT EVENT

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

The management considered that material weaknesses identified in our internal controls and procedures over financial reporting were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2016, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

  Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers*	Age	Position/Title
QIAN Hong	45	President, Chairman of the Board and Director
JING Wenjia	45	Chief Executive Officer and Director
ZHAO Hongxi	51	Chief Financial Officer and Director

*	The business address for QIAN Hong and JING Wenjia are La Plaza Swatow: Office 518, P.O.Box 008, 998 Boulevard Saint-Laurent, Montreal, Quebec. H2Z 9Y9.
The business address for ZHAO Hongxi is 23-25 Rue de Berri, 75008 Paris.

QIAN Hong, age 45, President/Director

Mr. QIAN is our founder and has served as our president since 2013 and director since June 2016. Mr. QIAN was one of the co-founders of Vacances Sinorama Inc., a travel company. From 2000 to 2005, Mr. QIAN served as Tour Leader of Huamin Company France, a travel company. Mr. QIAN served as Travel Managing Operator of Xi’an Holiday Travel Agency from 1994 to 1999. Mr. QIAN provides hands-on leadership, strategic direction and operations management with a focus on business development, exceptional quality services and fiscal accountability. The right candidate was display high personal integrity, positivity and the ability to operate effectively under pressure. Mr. QIAN studied French Language and Literature in Collège Jean Mennais, studied French Language and Literature in Xi’an International Studies University and obtained College Diploma of Commerce and Economics from Henan University of Finance and Economics. From Mr. QIAN’s experience and management skill should serve as a director and president. He can speak Mandarin, French and English. Mr. QIAN does not, and has never served as an officer or director of any company required to file periodic reports with the Securities and Exchange Commission.

Ms. JING Wenjia, age 45, Chief Executive Officer/Director

Ms. JING is our Chief Executive Officer since 2013 and Director since June 2016. Ms. JING is one of the cofounders of Vacances Sinorama Inc. She was responsible for travel operations, budget development, analysis and oversight; marketing including volume growth/program development; expense control; policy and procedure development and implementation; and process development to facilitate regulatory compliance. She has more than 20 years in the travel industry. She has been the former Travel Managing Operator of Sino-France Economic and Cultural Center, served as a part-time Tour Guide for Travel Agency in Shaanxi, China and an employee of Shaanxi Local Product Import and Export Cooperation. Mr. JING studied French and English Language and Literature in Xi'an International Studies University, and attended Training Certificate in Consecutive and Simultaneous Conference Interpreting in European Commission Joint Interpreting and Conference Service. From Ms. JING’s experience and management skill should serve as a director and CEO. She can speak Mandarin, Cantonese, French and English. Ms. JING does not, and has never served as an officer or director of any company required to file periodic reports with the Securities and Exchange Commission.

Mr. ZHAO Hongxi, age-51, Chief Financial Officer/Director

Mr. ZHAO is our Chief Financial Officer since 2013 and Director since 2016. Since 2012, Mr. ZHAO served as general director of Sinorama Voyages. From 1999 to 2011, he served as director of Office of Consultation and management, CGSA, Paris. He served for Protac France S.A. of computer components, Economic Assistant and interpreter of the Economic Department of the Chinese Embassy, in Dakar, Senegal and served as an interpreter and translator in French for Institute of information studies and research, National Automotive Technical Research Centre in Tianjin, China. He earned a Master degree in Operational Marketing from Private High School of Computer Science and Management in Paris, France. He obtained a Master degree in French letter and civilization from Guangdong University of Foreign Studies in Guangzhou City, China. During his position as the chief financial officer with the Company, he has been trained by a local accounting firm regarding the preparation of financial statements under U.S. GAAP and is involved in its proposed U.S. initial public offering, including preparing U.S. GAAP financial statements and quarterly and annually fillings preparation. From 2015 to 2016, he has learned U.S. GAAP, Securities Exchange Act 1934, Securities Act 1933, Regulation S-K and Regulation S-X. He also serves as director, and serves in progressive managerial roles in accounting management, strategic planning and company control, and has knowledge about the travel service operation situation. From Mr. ZHAO’s international business working experience and US GAAP and SEC training experience, he was elected to serve as a director and CFO. He can speak Mandarin, French and English. Mr. ZHAO does not, and has never served as an officer or director of any company required to file periodic reports with the Securities and Exchange Commission.

Our Chief Executive Officer and Director, JING Wenjia is wife of QIAN Hong, our President and Director.

Our Chief Financial Officer and Director has no relationship to other shareholders and directors.

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until resignation or removal by the board.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

☐	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2016, our Board of Directors had four meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Board Committees

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We do not presently have a code of ethics. However, we intend to adopt such a code of ethics in the future.

Board Leadership Structure and Role in Risk Oversight

QIAN Hong is our President and Chairman. We do not have any independent directors. The Board believes that the Company’s Chairman is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Item 11.    Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our officers from the fiscal years ended 2015 and 2016, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
QIAN Hong	2015	65,383	-	-	-	-	-	-	65,383
Chairman	2016	63,361	-	-	-	-	-	-	63,361
JING Wenjia	2015	43,923	-	-	-	-	-	-	43,923
CEO/Director	2016	60,727	-	-	-	-	-	-	60,727
ZHAO Hongxi	2015	66,514	-	-	-	-	-	-	66,514
CFO/Director	2016	66,288	-	-	-	-	-	-	66,288

Amounts of compensation for 2016 and 2015, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of SINORAMA CORPORATION other than services ordinarily required of a director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The percentage ownership information shown in the table below is calculated based on 14,700,000 shares of our common stock issued and outstanding as of March 31, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	JING Wenjia	8,250,000	56.12%
	Chief Executive Officer and Director.	Direct
Common Stock	ZHAO Hongxi	550,000	3.74%
	Chief Financial Officer and Director	Direct

	All Officers and Directors as a Group	8,800,000	59.86%

As a result, our executive officers, directors and affiliated persons will have significant influence to:

·	Elect or defeat the election of our directors;

·	Amend or prevent amendment of our articles of incorporation or bylaws;

·	Effect or prevent a merger, sale of assets or other corporate transaction; and

·	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

On June 30, 2016, we acquired One Hundred Percent (100%) of the issued and outstanding capital stock of Sinorama Tours Co., Ltd, a privately held Limited Liability Company registered in the Samoa (“Sinorama Tours”) for Eleven Million (11,000,000) shares of our common stock paid to the shareholders of Sinorama Tours. Only two of the shareholders of Sinorama Tours are also our officer and director and the shares were issued as follows:

Name of shareholders	Dollar value of the amount involved in SINORAMA*		Dollar value of the amount Involved in SINORAMA TOURS**
JING Wenjia***	8,250,000 shares	$8,250	7,500 shares	$7,500
XING Yanhua	330,000 shares	330	300 shares	300
ZHAO Hongxi ****	550,000 shares	550	500 shares	500
YANG Ming	330,000 shares	330	300 shares	300
WANG Bo	220,000 shares	220	200 shares	200
WANG Xiwang	110,000 shares	110	100 shares	100
WEI He	110,000 shares	110	100 shares	100
ZHANG Guohua	385,000 shares	385	350 shares	350
ZOU Gongping	275,000 shares	275	250 shares	250
CHEUNG Wai Kee	110,000 shares	110	100 shares	100
8941408 Canada Inc.	330,000 shares	330	300 shares	300
Total	11,000,000 shares	$11,000	10,000 shares	$10,000

*$0.001 par value per share

**$1 par value per share

*** JING Wenjia is the Chief Executive Officer and Director of the company.

****ZHAO Hongxi is the Chief Financial Officer and Director of the company.

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Travel Vancouver Inc., which is 51% owned by the Chairman (QIAN Hong) of the Company, of $1,423,231 and $5,993,970, respectively.

As of December 31, 2016 and 2015, the Company has a balance due to Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company, 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $Nil and $734,488, respectively. It was the payment made to vendor in China, to reserving tour availabilities. It was due on demand and without interest.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company, 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,154,894 and $Nil, respectively. It was for purchasing travel product from Sinorama Vacances, it was non-interest bearing and due on demand. During the years ended December 31, 2016 and 2015, Sinorama Holiday Inc. purchased from the Company for $11,940,769 and $21,457, respectively.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Holiday Limited, which is 51% owned by the Chairman (QIAN Hong) of the Company, of $935,418 and Nil, respectively. It was for purchasing travel product from Sinorama Vacances, it was non-interest bearing and due on demand. During the years ended December 31, 2016 and 2015, Sinorama Holiday Limited purchased from the Company for $3,767,725 and $1,004,561, respectively.

As of December 31, 2016 and 2015, the Company has a balance due from Sinorama Reisen GmbH, which is 65% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,469,472 and $600,502, respectively. The amount is the prepayment for the supplier in China, in order to reserving tour availabilities. The prepayment was non-interest bearing, payable on demand.

As of December 31, 2016, except as described above, there are no currently proposed transactions, in which is exceed $120,000 where it appears a related person had a material interest, including transactions with Sinorama Reisen GmbH, Sinorama Travel Vancouver Inc., Sinorama Holiday Limited, and Sinorama Holiday Inc. exists.

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the OTCBB Stock Exchange,

Item 14.    Principal Accounting Fees and Services.

We were billed by our independent public accounting firms, ANTON & CHIA, LLP, for the following professional services they performed for us during the years ended December 31, 2016 and 2015 as set forth in the table below.

	Year Ended December 31,
	2016	2015
Audit fees	$159,300	$105,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
5.1	Legal Opinion and consent of O’Neal Law Office (1)
10.1	Share Exchange Agreement (1)
10.2	Office leasing contracts- Montreal Main Operation Office (1)
10.3	Office leasing contracts-Bus Tour Office (1)
10.4	Office leasing contracts-France Office (1)
10.5	Agreements with Sinorama Travel Vancouver Inc. (1)
10.6	Agreements with Sinorama Holiday Inc. (1)
21.1	List of Company Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 (1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-214546).

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINORAMA CORPORATION.

Date: March 31, 2017	By:	/s/ JING Wenjia
JING Wenjia
Chief Executive Officer
Principal Executive Officer

Date: March 31, 2017	By:	/s/ ZHAO Hongxi
ZHAO Hongxi
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ QIAN Hong	Chairman of the Board, Director	March 31 2017
QIAN Hong

/s/ ZHAO Hongxi	Chief Accounting Officer and Director	March 31, 2017
ZHAO Hongxi	(Principal Accounting Officer)

/s/ JING Wenjia	Chief Executive Officer and Director	March 31, 2017
JING Wenjia	(Principal Executive Officer)