Form 10-Q
period 2017-03-31
Sinorama Corp
filed 2017-05-15
CIK 1687505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55744

SINORAMA CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	4724	81-3305510
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

La Plaza Swatow, Office 518

P.O. Box 008, 998 Blvd. Saint-Laurent

Montreal, QC H2Z 9Y9

001-514-866-6888

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	Yes ☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 14,700,000 shares of the issuer’s common stock, par value $0.001 per share.

2

PART I-FINANCIAL INFORAMTION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

SINORAMA CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,160,018	$6,181,785
Restricted cash	1,739,682	2,371,212
Short term investment	209,926	210,148
Accounts receivable	69,282	233,361
Amount due from related parties	3,527,371	3,563,858
Prepayments & deferred expenses	21,367,297	9,234,410
Other receivable	866,539	728,887
Total current assets	33,940,115	22,523,661

Long term deposits	2,091,226	2,065,019
Property and equipment, net	245,126	235,173
Total assets	$36,276,467	$24,823,853

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,002,540	$3,373,444
Customer deposits	36,021,494	22,772,259
Payroll payable	90,683	123,644
Amount due to related party	890,246	1,435,433
Other payable	270,000	-
Total current liabilities	41,274,963	27,704,780
Total liabilities	$41, 274,963	$27,704,780

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,700,000 and 14,700,000 and issued and outstanding at March 31, 2017 and December 31, 2016, respectively	14,700	14,700
Additional paid-in capital	4,483,102	4,483,102
Accumulated deficits	(6,200,712)	(4,750,659)
Accumulated other comprehensive income	423,593	387,917
Total shareholders’ equity(deficit) of the Company	(1,279,317)	135,060
Non-controlling interest	(3,719,179)	(3,015,987)
Total shareholders’ deficit	(4,998,496)	(2,880,927)
Total liabilities and shareholders’ deficit	$36,276,467	$24,823,853

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Asian Tours	$10,167,468	$7,552,503
Bus Tours	701,851	486,762
Third party product sales	2,207,285	1,773,163
Total revenue	13,076,604	9,812,428
Cost of Sales	11,849,922	9,131,976
Gross Profit	1,226,682	680,452
Operating costs and expenses:
Salaries and employee benefits	1,087,412	853,068
Advertising and promotion	1,557,308	1,103,557
Rent and occupancy charges	39,207	71,544
Office and general	111,966	72,820
Bank charge and interest	499,158	249,473
Professional fees	43,030	32,235
Depreciation of property and equipment	13,558	-
Insurance	8,445	2,260
Other expense	3,024	3,206
Total operating costs and expenses	3,363,108	2,388,163
Losses from operations before other income and income taxes	(2,136,426)	(1,707,711)
Other income(expense)	(52,021)	8,600
Losses from operations before income taxes	(2,188,447)	(1,699,111)
Income tax	-	21,905
Net loss	(2,188,447)	(1,721,016)
Less: net loss attributable to non-controlling interests	(738,394)	(609,898)
Net loss attributable to the Company	$(1,450,053)	$(1,111,118)
Other comprehensive loss:
Foreign currency translation adjustment
Foreign currency translation adjustment attributable to non-controlling interests	(35,202)	76,566
Foreign currency translation adjustment attributable to the Company	(35,676)	79,340
Comprehensive loss	$(2,117,569)	$(1,876,922)
Less: Comprehensive loss attributable to non-controlling interests	(703,192)	(686,464)
Comprehensive income(loss) attributable to the Company	$(1,414,377)	$(1,190,458)
Basic and diluted earnings per share	$(0.10)	$(0.10)
Weighted average number of shares outstanding	14,700,000	11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,188,447)	$(1,721,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,558	-
Changes in operating assets and liabilities:
Accounts receivable	167,078	49,974
Prepayments & deferred expenses	(12,052,888)	(9,250,656)
Other receivable	(130,456)	(268,206)
Due from related parties	100,992	(728,906)
Accounts payable and accrued liabilities	535,719	1,558,564
Customer deposits	13,062,604	7,244,852
Payroll Payable	(34,431)	(24,136)
Income taxes payable	-	(1)
Other payable	270,000	-
Due to related parties	(639,511)	3,141,322
Net cash provided by (used in) operating activities	(895,782)	1,791

Cash Flows from Investing Activities
Short term investment	2,236	-
Purchases of property and equipment	(21,269)	(5,490)
Net cash provided by (used in) investing activities	(19,033)	(5,490)

Effect of exchange rate fluctuation on cash and cash equivalents	261,518	354,927
Net increase(decrease) in cash and cash equivalents	(653,297)	351,228

Cash and cash equivalents, beginning of period	8,552,997	5,826,130
Cash and cash equivalents, ending of period	$7,899,700	$6,177,358

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SINORAMA CORPORATION (the “Company” or “Sinorama”) was incorporated on June 30, 2016, under the laws of the United States and the State of Florida. The general nature of the business shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Florida.

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

Vacances Sinorama Inc. (“Vacances Sinorama”), which was a privately held, for-profit travel producer and seller, incorporated in Montreal, Quebec, Canada on December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tours, Asian Tours, Airline Tickets, Hotel Reservations, Cruises and other solutions to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses. Vacances Sinorama is servicing both business to customer (B2C) and business to business (“B2B”) in the travel commerce marketplace.

Sinorama Voyages (“Sinorama Voyages”) was a privately held, for-profit travel producer and seller, incorporated in Paris, France on February 2012. Mr. QIAN Hong owned 51% of Sinorama Voyages. Sinorama Voyages is an integrated travel company providing Bus Tours, Asian Tours, Airline Tickets and other solutions to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages services both business to customer (B2C) and business to business (“B2B”) in the travel commerce marketplace.

Reorganization

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the “subsidiaries”) into one legal corporation (the “Company”). The specific transactions related to this reorganization are outlined below. During the years presented in these financial statements, the control of the entities has never changed (always under the control of husband (Mr. QIAN Hong) and/or wife (Ms. JING Wenjia). Accordingly, the combination has been treated as a corporate restructuring (reorganization) of entities under common control, and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the years ended December 31, 2014 and 2015, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

The transactions leading up to and including the reorganization are as follows:

On December 31, 2014, Mr. QIAN Hong was holding 100% of controlling interest of Vacances Sinorama. Mr. QIAN Hong transferred 66.67% of his controlling interest to Simon Qian Voyages. Therefore, 66.67% of Vacances Sinorama is owned by Simon Qian Voyages and 33.33% is owned by Mr. QIAN Hong.

On May 09, 2016 QIAN Hong transferred a 51% controlling interest of Sinorama Voyages to Sinorama Tours Co., Ltd.

On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc., Ms. JING Wenjia, transferred 100% controlling interest to Sinorama Tours Co., Ltd.

On June 16, 2016, Mr. QIAN Hong transferred all 2,400 Sinorama Tours Co., Ltd shares to Ms. JING Wenjia, subsequently making Ms. JING Wenjia’s holdings 7,500 Sinorama Tours Co., Ltd shares.

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

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Reclassification

The comparative figures have been reclassified to conform to current presentation.

Revenue recognition

The Group’s revenues are primarily derived from sale of our self-developed products, including Bus Tour Products and Asian Tour Products. The group is also selling Third Party Products (Airline tickets/hotel, etc.). Revenue is recognized only when the persuasive evidence of an arrangement exists, the service has been performed, the price is fixed or determinable, and the collectability of the related fee is reasonably assured in accordance with ASC 605, Revenue Recognition, or ASC 605. Specifically, contracts are signed to establish significant terms such as the price and specific services to be provided. The Group assesses the creditworthiness of our customers prior to signing the contracts to ensure collectability is reasonably assured. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer advances and deposits.

Bus Tour Products Sales

Revenues from Bus Tours are recognized when customers depart from the trips. Revenues from Bus Tour services are recognized on a gross basis, which represent amounts charged to and received from customers The Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognize Asian Tour services revenues and other travel-related services such as visa processing services on the date that tours or the flights departure, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured as the full payment needs to be paid before flights departure.

Revenues from Asian Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Third Party Products Sales

Revenue from sales of the Third-Party Products reservations is recognized at the time of the booking of the reservation. The Third-Party Products sales are non-refundable. The Third-Party Products are normally derived from airline tickets, hotel reservations, cruises, insurance and so on. The revenue from Third Party Products was recognized on a gross basis. The Company conducts a rigorous process in selecting travel products and services before selling these products to customers and independently determines the prices charged to customers for Third Party Products Sales. The Company is the primary obligor in the arrangement and is responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts entered into with customers. The Company is the party retained and paid by customers. In situations of customer disputes, where the customer files a complaint or demands a refund, the Company assumes risks and responsibilities for the delivery of products and is responsible for refunding the customers their payments.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short-term nature. The Group’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of March 31, 2017, and December 31, 2016, the cash on hand and cash in bank were $5,088,295 and $5,126,409, respectively. As of March 31, 2017, and December 31, 2016, the short-term deposits were $1,071,723 and $1,055,376, respectively, the interest rate was 0.2% to 0.50%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of March 31, 2017 and December 31, 2016, were $6,160,018 and $6,181,785, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The company can access the trust account only to administer it as trustee, cannot use funds from this account for personal or corporate purposes until the supplier is paid. As of March 31, 2017, and December 31, 2016, the restricted cash in the trust account was $1,739,682 and $2,371,212, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non-interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short-term investments maturities are exceeding three months. As of March 31, 2017, and December 31, 2016, the short-term investments were $209,926 and $210,148, respectively, the interest rate were between 0.65% to 1.5%, the maturity was exceeding three months but less than twelve months.

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

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2017 and 2016.

Financial assets and liabilities of the Company primarily comprise of cash and cash equivalents, restricted cash, short term investments, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party and other payable. As at March 31, 2017 and December 31, 2016, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

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

The Company had nil bad debts for both the three months ended March 31, 2017 and for the years ended December 31, 2016.The balance of the allowance for doubtful account were nil as of March 31, 2017 and December 31, 2016.

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

Functional currency and foreign currency translation

As of March 31, 2017, and December 31, 2016, and for three months ended March 31, 2017 and 2016, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

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

The exchange rates used for foreign currency translation are as follows:

		March 31, 2017	March 31, 2016
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.7519/1.0715	0.7710/1.1392
Revenue and expenses	period weighted average	0.7554/1.0660	0.7282/1.1026

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

The Company income tax expense was $Nil and $21,905 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Vacances Sinorama (Canada), Sinorama Voyages (France) and Sinorama Corporation (USA). Although each reportable operating segment provides similar travel products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this report.

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

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
March 31, 2017
Net sales	12,030,876	1,045,728	-	13,076,604
Operating loss	(1,868,211)	(250,648)	(69,588)	(2,188,447)
Total assets	30,103,061	5,394,766	778,640	36,276,467
March 31, 2016
Net sales	6,923,946	2,888,482	-	9,812,428
Operating loss	(1,467,561)	(231,550)	-	(1,699,111)
December 31, 2016
Total assets	17,716,759	3,646,925	3,460,169	24,823,853

A reconciliation of the Company’s segment operating loss to the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
Segment operating loss	$(2,188,447)	$(1,699,111)
Income tax expense	-	(21,905)
Foreign currency translation adjustment	70,878	(155,906)
Total operating loss	$(2,117,569)	$(1,876,922)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, restricted cash, short term investments, accounts receivable, prepayments and other receivables arising from its normal business activities. The carrying amounts of these financial instruments represent the maximum amount of loss due to credit risk. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are cash receipt in advance. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

As of May 15, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 3. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is record in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company prepayments and deferred expenses were $21,367,297 and $9,234,410 as of March 31, 2017 and December 31, 2016, respectively.

	March 31	December 31,
	2017	2016
	(Unaudited)
Prepayments for tour products	$21,010,871	$9,183,114
Prepaid expense	356,426	51,296
Total Prepayments and deferred expenses	$21,367,297	$9,234,410

NOTE 4. OTHER RECEIVABLE

At March 31, 2017 and December 31, 2016, other receivable consists of the following:

	March 31	December 31,
	2017	2016
	(Unaudited)
Tax on Value Added (TVA)	$283,666	$245,621
Income tax receivable	419,432	376,611
Others	163,441	106,655
Total other receivable	$866,539	$728,887

NOTE 5. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of March 31, 2017 and December 31, 2016, the Company has $1,071,500 and $1,055,307 air ticket security deposit with CAGEP SARL without any interest, who is a member of the International Air Transport Association (IATA), CAGEP has the license to sell the air ticket to Sinorama Voyages. As of March 31, 2017, and December 31, 2016, the Company has $745,595 and $738,555 security deposits with JP Morgan Chase, which is the security deposit for credit card usage without any interest. As of March 31, 2017, and December 31, 2016, the Company has $169,178 and $167,580 deposit with OPC (Office of Consumer Protection) as travel company bankruptcy guarantee, without any interest.

NOTE 6. PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Computer equipment	$23,957	$19,419
Furniture & Fixture	17,184	5,688
Office equipment	83,018	80,059
Leasehold Improvement	369,585	362,880
Total property and equipment at cost	493,744	468,046
Accumulated depreciation	248,618	232,873
Total property and equipment, net	$245,126	$235,173

Depreciation expense were $13,558 and $Nil for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservation or the full payment must be paid by either check, debit card, credit card or cash before it can be confirmed. Customers must settle the total of all sums (due three months before departure). Otherwise, The Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company as the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If its marked “Final Sale”, which is non-refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date, when services are provided to the customers. Customer deposits from all customers were $36,021,494 and $22,772,259 as of March 31, 2017 and December 31, 2016, respectively, and were recorded as a current liability in the consolidated balance sheets.

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

As of March 31, 2017, and December 31, 2016, NCI in the consolidated balance sheet was $(3,719,179) and $(3,015,987), respectively. For three months ended March 31, 2017, the comprehensive income attributable to shareholders’ equity and NCI is $(1,414,377) and $(703,192) respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Reisen GmbH	$1,521,413	$1,469,472
Sinorama Holiday Inc.	1,179,333	1,154,894
Sinorama Group LLC	1,466	1,453
Sinorama Holiday Limited	824,983	935,418
Others	176	2,621
Total	$3,527,371	$3,563,858

As of March 31, 2017, and December 31, 2016, the Company has a balance due from Sinorama Reisen GmbH, which is 65% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,521,413 and $1,469,472, respectively. The amount is the prepayment for the supplier in China, in order to reserving tour availabilities. The prepayment was non-interest bearing, payable on demand.

As of March 31, 2017, and December 31, 2016, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company, 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $1,179,933 and 1,154,894, respectively. It was for purchasing travel product from Sinorama Vacances. It was non-interest bearing and due on demand.

As of March 31, 2017, and December 31, 2016, the Company had a balance due from Sinorama Group LLC., which is 100% owned by the Chairman (QIAN Hong) of the Company, of $1,466 and $1,453, respectively.

As of March 31, 2017, and December 31, 2016, the Company had a balance due from Sinorama Holiday Limited, which is 51% owned by the Chairman (QIAN Hong) of the Company, of $824,983 and $935,418, respectively. It was for purchasing travel product from Sinorama Vacances, it was non-interest bearing and due on demand.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Travel Vancouver Inc.	$880,524	$1,423,231
Simon Qian& Jing Wenjia	9,722	9,650
Others	-	2,552
	$890,246	$1,435,433

As of March 31, 2017, and December 31, 2016, the Company had a balance due to Sinorama Travel Vancouver Inc., which is 51% owned by the Chairman (QIAN Hong) of the Company, of $880,524 and $1,423,231, respectively. Such payments were required by suppliers in China to be made in advance, in order to booking tour availabilities. The amount was non-interest bearing and was due on demand.

As of March 31, 2017, and December 31, 2016, the Company had a balance due to Simon Qian& Jing Wenjia, Simon Qian who is the Chairman of the Company and JING Wenjia, who is the Chief Executive Officer of the Company. The Company had a balance due to Simon Qian & Jing Wenjia of $9,722 and $9,650, respectively. It was temporary borrowings between the Company and management. It was non-interest bearing and due on demand.

Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	March 31,	March 31,
	2017	2016
Name of related parties	(Unaudited)	(Unaudited)
Sinorama Reisen GmbH	$42,062	$-
Sinorama Holiday Limited	740,063	488,750
Sinorama Holiday Inc.	2,404,056	875,443
Sinorama Travel Vancouver Inc.	293,136	-
Total	$3,479,317	$1,364,193

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2017 and December 31, 2016.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2017 and December 31, 2016.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In June, 2016 Vacances Sinorama leases office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, lease expense payments of approximately $18,120 per month. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease expense payments of approximately per month for 120 months as follows:

Period		Per month
Jun-16	May-17	rent-free
Jun-17	May-20	18,120
Jun-20	May-21	19,932
Jun-21	May-22	21,925
Jun-22	May-23	24,118
Jun-23	May-24	25,324
Jun-24	May-25	26,590
Jun-25	May-26	27,919
Jun-26	May-27	29,315

This office is used for the Information Technology Department, Electronic Commerce Department and Market Department and other departments.

Vacances Sinorama leases office space under non-cancellable operating lease agreements that expire on various dates through 2016. Under the terms of the leases, Vacances Sinorama paid approximately $22,061 in lease deposits and is committed to lease and management fee payments of approximately $12,080 per month for 60 months. This office is used for the Airline Ticket Department, Asia Tour Department and others departments.

In March 2016, entered into renew lease agreement which replaced its expired operating lease agreements. Under terms of the lease, Vacances Sinorama is committed to lease and management fee payments of approximately $15,515 per month for 60 months.

In July 2015, Vacances Sinorama entered into a new lease agreement for the Bus Tour Department office. Under the terms of the lease, Vacances Sinorama paid approximately $15,194 in lease deposits, and is committed to lease and management fee payments of approximately $5,134 per month for 60 months. This office is used for the Bus Tour Department.

In February, 2015, Sinorama Voyages leased office space under a non-cancellable operating lease agreement. Under the terms of the lease, Sinorama Voyages paid approximately $13,894 in lease deposits, and lease expense payments of approximately $4,869 per month. Under the terms of the lease agreement, from February, 2016, Sinorama Voyages was committed to lease expense payments of approximately $4,857 per month for 96 months.

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2017	304,412
2018	496,483
2019	496,483
2020	496,483
2021	505,543

NOTE 11. Basic and Diluted Earnings Per Share

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

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$(1,450,053)	$(1,111,118)
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,700,000	11,000,000
Net income per share:
Basic and diluted	$(0.10)	$(0.10)

NOTE 12. SUBSEQUENT EVENT

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Business Description

SINORAMA CORPORATION (“Sinorama”, the “Company” “we” or “us”) was incorporated in the State of Florida on June 30, 2016. The Company principal corporate address is La Plaza Swatow, Office 518, P.O.Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Our telephone number is 514-866-6888. Our website address is www.sinoramacorporation.com.

Sinorama Corporation is an integrated travel producer and seller which enjoys a good reputation among the tourism industry, with a team of 183 full time professionals and experienced employees. The Company provides Bus Tours, Asian Tours, as well as sales of Third-Party Products, such as airline tickets, hotels and other travel products. Sinorama Corporation has combined the traditional tourism industry model with E-Commerce, while covering a wide range of business. We offer travel products and services primarily through the following distribution methods: the agency methods, online retail methods and offline store sales methods.

We have three sources of revenues: Bus Tours, Asian Tours, as well as sales of Third-Party Products. Bus Tour revenues are recognized when customers depart from the trips. Revenues from Bus Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. We are the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered. We assess the facts and circumstances and are the principal in bus tour arrangements. Asian Tour services revenues and other travel-related services are recognized on the date that the tours or the flights depart, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. The full payment needs to be paid before a flight’s departure. Revenues from Asian Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. We are the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered. The third-party revenues are recognized at the time of the booking of the reservation. The third-party products are normally derived from airline tickets, hotel reservations, cruises, and insurance. Revenues from sales of Third-Party Products are recognized on a gross basis, which represent amounts charged to and received from customers. We are the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

We have three (3) executive officers, QIAN Hong, Chairman, JING Wenjia, Chief Executive Officer and ZHAO Hongxi, Chief Financial Officer.

Our subsidiaries include Sinorama Tours Co., Ltd., Simon Qian Voyages, Inc., Vacances Sinorama Inc., and Sinorama Voyages.

SINORAMA TOURS CO., LTD ("Sinorama Tours"), is a privately held Limited Liability Company registered in Samoa on June 03, 2015. SINORAMA TOURS was authorized to issue 1,000,000 shares of a single class each with a par value of $1.00 per share to its shareholders. SINORAMA TOURS issued 10,000 shares of a single class each with a par value of $1.00 per share to its shareholders.

Simon Qian Voyages Inc. (“Simon Qian Voyages”) was established on October 12, 2012, under the laws of Canada. Ms. JING Wenjia owned 100% of the controlling interest of Simon Qian Voyages. On June 09, 2016, the sole Shareholder of Simon Qian Voyages Inc. Ms. Wenjia transferred 100% controlling interest to Sinorama Tours Co., Ltd

Vacances Sinorama Inc. (“Vacances Sinorama”), is a privately held, for-profit travel producer and seller, incorporated in Montreal, Quebec, Canada on December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tours, Asian Tours, Airline Tickets, Hotel Reservations, Cruises and other solutions to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses. Vacances Sinorama is servicing both the businesses to customers (“B2C”) and the business to business (“B2B”) travel commerce marketplace. The office address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Vacances Sinorama has 166 full time professional and experienced employees.

Sinorama Voyages (“Sinorama Voyages”) is a privately held, for-profit travel producer and seller, incorporated in Paris, France on February 2012. Mr. QIAN Hong owned 51% of Sinorama Voyages. Sinorama Voyages is an integrated travel company providing Bus Tours, Asian Tours, Airline Tickets and other solutions to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages is servicing both the B2C and B2B travel commerce marketplace. The office address is 23-25 Road Berri, 75008 Paris. Sinorama Voyages has 17 full time professional and experienced employees.

Reorganization

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the “subsidiaries”) into one legal corporation (the Company). The specific transactions related to this reorganization are outlined below. The control of the entities has never changed (always under the control of husband (Mr. QIAN Hong) and/or wife (Ms. JING Wenjia). Accordingly, the combination has been treated as a corporate restructuring (reorganization) of entities under common control, and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5. The entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control of the entirety for the years ended December 31, 2015 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

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

●  Design new products– Seek to design additional new tour products to compete with competitors.

●  Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its tour services.

●  Expansion tours all over the world – (1) The Company will serve 35,000 worldwide in its Asia Tours; (2) the Company is committed to becoming the best Chinese tourism brand across the world; (3) in the course of U.S. – China Tourism Year, the Company expects to organize 10,000 Americans to visit China.

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

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Revenue Recognition

The Group’s revenues are primarily derived from the sale of our self-developed products, including Bus Tour Products and Asian Tour Products.The Group is also selling Third Party Products (Airline tickets/hotel, etc.). Revenue is recognized only when the persuasive evidence of an arrangement exists, the service has been performed, the price is fixed or determinable, and the collectability of the related fee is reasonably assured in accordance with ASC 605, Revenue Recognition, or ASC 605. Specifically, contracts are signed to establish significant terms such as the price and specific services to be provided. The Group assesses the creditworthiness of our customers prior to signing the contracts to ensure collectability is reasonably assured. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer advances and deposits.

Bus Tour Products Sales

Revenues from Bus Tours are recognized when customers depart from the trips. Revenues from Bus Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognizes Asian Tour services revenues and other travel-related services, such as visa processing services on the date that tours or the flights depart, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured the full payment needs to be paid before flights departure.

Revenues from Asian tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Group is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Third Party Products Sales

Revenue from sales of the Third-Party Products reservations is recognized at the time of the booking of the reservation. The Third-Party Products sales are non-refundable. The Third-Party Products are normally derived from airline tickets, hotel reservations, cruises, insurance and so on. The revenue from Third Party Products was recognized on a gross basis. The Company conducts a rigorous process in selecting travel products and services before selling these products to customers and independently determines the prices charged to customers for Third Party Products Sales. The Company is the primary obligor in the arrangement and is responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts entered into with customers. The Company is the party retained and paid by customers. In situations of customer disputes, where the customer files a complaint or demands a refund, the Company assumes risks and responsibilities for the delivery of products and is responsible for refunding the customers their payments.

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

The Company income tax expense (recovery) was $Nil and $21,905 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company had nil bad debts for both the three months ended March 31, 2017 and for the years ended December 31, 2016. The balance of the allowance for doubtful account were nil as of March 31, 2017 and December 31, 2016.

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

Functional Currency and Foreign Currency Translations

As of March 31, 2017, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table shows key components of the results of operations during three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
	2017 (Unaudited)	2016 (Unaudited)	$	%

Revenue:
Asian Tours	$10,167,468	$7,552,503	$2,614,965	35%
Bus Tours	701,851	486,762	215,089	44%
Third party product sales	2,207,285	1,773,163	434,122	24%
Total revenue	13,076,604	9,812,428	3,264,176	33%
Cost of Sales	11,849,922	9,131,976	2,717,946	30%
Gross Profit	1,226,682	680,452	546,230	80%
Operating costs and expenses:
Salaries and employee benefits	1,087,412	853,068	234,344	27%
Advertising and promotion	1,557,308	1,103,557	453,751	41%
Rent and occupancy charges	39,207	71,544	(32,337)	(45)%
Office and general	111,966	72,820	39,146	54%
Bank charge and interest	499,158	249,473	249,685	100%
Professional fees	43,030	32,235	10,795	33%
Depreciation of property and equipment	13,558	-	13,558	N/A %
Insurance	8,445	2,260	6,185	274%
Other expense	3,024	3,206	(182)	(6)%
Total operating costs and expenses	3,363,108	2,388,163	974,945	41%
Losses from operations before other income and income taxes	(2,136,426)	(1,707,711)	(428,715)	25%
Other income(expense)	(52,021)	8,600	(60,621)	(705)%
Losses from operations before income taxes	(2,188,447)	(1,699,111)	(489,336)	29%
Income tax	-	21,905	(21,905)	(100)%
Net loss	(2,188,447)	(1,721,016)	(467,431)	27%
Comprehensive loss	$(2,117,569)	$(1,876,922)	$(240,647)	13%

Operating Revenue for the three months ended March 31, 2017, which resulted primarily from Asia Tours revenue, Bus Tours and Third party product sales revenue were $13,076,604, an increase of 33% as compared with the operating revenue of $9,812,428 for the three months ended March 31, 2016. The increase was primarily in the Asian Tours sector, as a result of the increase in the number of customers to 5.85 thousand customers, an increase of 1.51 thousand as compared with the number of 4.34 thousand for the three months ended March 31, 2016, which resulted from advertising and promotion increases of $453,751 or 41 % for the three months ended March 31, 2017 as compared to $1,103,557 for the same period of 2016.

Cost of sales and operating expense was $15,213,030 for the three months ended March 31, 2017, an increase of $3,692,891 or 32 % as compared to $11,520,139 for the same period of 2016. This increase was primarily due to significant increase in salaries and benefits of $234,344, which was the result of an employee increase of 31 , and an increase in cost of sales of approximately $2,717,946, which was primarily in the Asian Tours sector, as a result of the increase in the number of customers to 5.85 thousand customers, an increase of 1.51 thousand as compared with the number of 4.34 thousand for the three months ended March 31, 2016, and an increase in advertising and promotion of $453,751, which was the result of more advertisements, and an increase in bank charge and interest of $249,685, which was the result of more Chase servers fee.

Loss from Operations was $2,136,426 for the three months ended March 31, 2017 as compared with operating loss of $1,707,711 for the same period of 2016.

The Company’s net loss for the three months ended March 31, 2017 was $2,188,447 representing an increase of $467,431, over $1,721,016 for the three months ended March 31, 2016. The increase in net loss for the three months ended March 31, 2017 was the main effect of the changes in the following components:

●	An increase in Asian Tours revenue of $2,614,965;
●	An increase in cost of sales of $2,717,946;
●	An increase in expenses of salaries and employee benefits of $234,344;
●	An increase in expenses of advertising and promotion of $453,751; and
●	An increase in expenses of bank charge and interest of $249,685.

Liquidity and Capital Resources

The accompanying financial statements have been prepared that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2017, the Company had approximately $7,899,700 of cash and cash equivalents (include restricted cash $1,739,682).

We are presently able to meet our obligations as they come due. As of March 31, 2017, we had non-controlling interest of $(3,719,179) and shareholders’ equity of the Company $(1,279,317).

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

Cash Flows and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net cash provided by ( used in ) operating activities	(895,782)	1,791
Net cash provided by ( used in ) investing activities	(19,033)	(5,490)
Effect of exchange rate fluctuation on cash and cash equivalents	261,518	354,927
Net decrease in cash and cash equivalents	(653,297)	351,228
Cash and cash equivalents, beginning of year	8,552,997	5,826,130
Cash and cash equivalents, ending of year	$7,899,700	$6,177,358

Net Cash Provided by Operating Activities

For the three months ended March 31, 2017, we had negative cash flow from operating activities of $895,782, a decrease of $897,573 from the same period of 2016, during which we had cash flow from operating activities of $1,791. The net loss for the three months ended March 31, 2017 increased by $467,431 as compared to the three months ended March 31, 2016. The decrease in net cash provided by operating activities was the result of several factors, mainly including:

•	A decrease in cash of $3,780,833 due to increase in the settlement of due to related parties during the three months ended Mar 31, 2017 as compared to the same period of 2016;
•	An increase in cash of $5,817,752 as a result of increase in deposit and prepayment from customer during the three months ended Mar 31, 2017 as compared to the same period in 2016;
•	An increase in cash of $829,898 due to increase in settlement of due from related parties during the three months ended Mar 31, 2017 as compared to the same period in 2016;
•	A decrease in cash of $2,802,232 due to increase in prepayments to suppliers during the three months ended Mar 31, 2017 as compared to the same period in 2016

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $19,033, compared to net cash used in investing activities of $5,490 for the three months ended March 31, 2016. The cash used in investing activities for the three months ended March 31, 2017, resulted mainly from an increase in purchasing of property and equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

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

As of March 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three months period ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. OTHER INFORMATION

Not applicable

ITEM 5. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINORAMA CORPORATION. (Registrant)

Signature	Title	Date
JING Wenjia
/s/ JING Wenjia	Chief Executive Officer	May 15, 2017,
(Principal Executive Officer)

ZHAO Hongxi
/s/ ZHAO Hongxi	Chief Financial Officer	May 15, 2017,
(Principal Financial Officer)

