Form 10-Q
period 2017-06-30
Sinorama Corp
filed 2017-08-14
CIK 1687505

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-55744

SINORAMA CORPORATION
(Exact Name of Registrant in its Charter)

Florida	81-3305510
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

La Plaza Swatow, Office 518, 998 Blvd. Saint-Laurent, Montreal, Quebec H2Z9Y9 Canada
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 514-866-6888

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 14, 2017

Common Voting Stock: 14,700,000

SINORAMA CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

SINORAMA CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,699,269	$6,181,785
Restricted cash	2,251,479	2,371,212
Short term investment	1,130,848	210,148
Accounts receivable	38,980	233,361
Amount due from related parties	5,763,697	3,563,858
Prepayments & deferred expenses	17,736,559	9,234,410
Other receivable	584,163	728,887
Total current assets	32,204,995	22,523,661

Long term deposits	2,186,970	2,065,019
Property and equipment, net	248,769	235,173
Total assets	$34,640,734	$24,823,853

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,674,140	$3,373,444
Customer deposits	34,311,622	22,772,259
Payroll payable	116,026	123,644
Amount due to related party	102,591	1,435,433
Other payable	728,650	-
Total current liabilities	39,933,029	27,704,780
Total liabilities	$39,933,029	$27,704,780

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 14,700,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	14,700	14,700
Additional paid-in capital	4,483,102	4,483,102
Accumulated deficit	(6,109,970)	(4,750,659)
Accumulated other comprehensive income	182,144	387,917
Total shareholders’ equity(deficit) of the Company	(1,430,024)	135,060
Non-controlling interest	(3,862,271)	(3,015,987)
Total shareholders’ deficit	(5,292,295)	(2,880,927)
Total liabilities and shareholders’ deficit	$34,640,734	$24,823,853

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
Asian Tours	$22,840,862	$20,173,032	$33,008,330	$27,725,535
Bus Tours	2,873,007	1,679,660	3,574,858	2,166,422
Third party product sales	2,243,998	1,891,217	4,451,283	3,664,380
Total revenue	27,957,867	23,743,909	41,034,471	33,556,337
Cost of Sales	24,438,656	20,116,848	36,288,578	29,248,824
Gross Profit	3,519,211	3,627,061	4,745,893	4,307,513
Operating costs and expenses:
Salaries and employee benefits	1,099,010	899,256	2,186,422	1,752,324
Advertising and promotion	1,444,324	548,126	3,001,632	1,651,683
Rent and occupancy charges	57,326	78,954	96,533	150,498
Office and general	96,993	79,680	208,959	152,500
Bank charge and interest	671,019	355,610	1,170,177	605,083
Business taxes and licenses	7,590	448	7,590	448
Professional fees	45,019	42,298	88,049	74,533
Depreciation of property and equipment	13,222	18,134	26,780	18,134
Insurance	19,278	6,767	27,723	9,027
Other (income) expense	(137)	1,004	2,887	4,210
Total operating costs and expenses	3,453,644	2,030,277	6,816,752	4,418,440
Income (loss) from operations before other income and income taxes	65,567	1,596,784	(2,070,859)	(110,927)
Other income	49,338	36,474	(2,683)	45,074
Income (loss) from operations before income taxes	114,905	1,633,258	(2,073,542)	(65,853)
Income tax	-	1,339	-	23,244
Net income	114,905	1,631,919	(2,073,542)	(89,097)
Less: net income (loss) attributable to non-controlling interests	24,163	633.276	(714,231)	23,378
Net income (loss) attributable to the Company	$90,742	$998,643	$(1,359,311)	$(112,475)
Other comprehensive income (loss):
Foreign currency translation adjustment attributable to non-controlling interests	(167,255)	67,744	(132,053)	(8,822)
Foreign currency translation adjustment attributable to the Company	(241,449)	70,158	(205,773)	(9,182)
Comprehensive income (loss)	$(293,799)	$1,769,821	$(2,411,368)	$(107,101)
Less: Comprehensive income/loss attributable to non-controlling interests	(143,092)	701,020	(846,284)	14,556
Comprehensive income (loss) attributable to the Company	$(150,707)	$1,068,801	$(1,565,084)	$(121,657)
Basic and diluted earnings per share	$0.01	$0.09	$(0.09)	$(0.01)
Weighted average number of shares outstanding	14,700,000	11,000,000	14,700,000	11,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,073,542)	$(89,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,780	18,134
Interest	(289)	-
Changes in operating assets and liabilities:
Accounts receivable	196,947	43,906
Prepayments & deferred expenses	(7,957,570)	(5,353,187)
Other receivable	172,051	(87,685)
Due from related parties	(2,106,759)	(1,468,199)
Accounts payable and accrued liabilities	991,221	1,472,054
Customer deposits	10,343,476	2,747,253
Payroll payable	(14,420)	(30,106)
Income taxes payable	-	511
Other payable	-	(15,042)
Due to related parties	(1,511,592)	62,344
Net cash used in operating activities	(1,933,697)	(2,699,114)

Cash Flows from Investing Activities
Short term investment	(1,014,958)	-
Proceeds from redemption of short term investment	126,431	722,756
Interest	289	-
Proceeds from redemption of long-term deposit	-	262,169
Purchases of property and equipment	(31,816)	(9,221)
Net cash provided by (used in) investing activities	(920,054)	975,704

Cash Flows from Financing Activities
Share subscription deposits	728,650	-
Net cash provided by financing activities	728,650	-

Effect of exchange rate fluctuation on cash and cash equivalents	522,852	258,805
Net increase (decrease) in cash and cash equivalents	(1,602,249)	(1,464,605)

Cash and cash equivalents, beginning of period	8,552,997	5,826,130
Cash and cash equivalents, end of period	$6,950,748	$4,361,525

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$(23,244)
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sinorama Corporation (the “Company” or “Sinorama”) was incorporated on June 30, 2016, under the laws of the State of Florida. On the same date, Sinorama issued 11,000,000 shares of its common stock in exchange for all of the outstanding shares of Sinorama Tours Co., Ltd., a Samoan corporation organized in June 2015 ("Sinorama Tours"). Sinorama Tours is a holding company with two operating subsidiaries:

•	Vacances Sinorama Inc. (“Vacances Sinorama”), an integrated tour company incorporated in Quebec, Canada in December 2004. Vacances Sinorama provides Bus Tours, Asian Tours, Airline Tickets, Hotel Reservations, Cruises and other travel services to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses. Vacances Sinorama is servicing both business to customer (B2C) and business to business (“B2B”) in the travel marketplace.

•	Sinorama Voyages (“Sinorama Voyages”), an integrated tour company incorporated in France in February 2012. Sinorama Voyages also provides Bus Tours, Asian Tours, Airline Tickets and other travel services to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages services both business to customer (B2C) and business to business (“B2B”) in the travel marketplace.

Sinorama Tours owns 66⅔% of Vacances Sinorama through Simon Qian Voyages, Inc., a wholly-owned subsidiary, and owns 51% of Sinorama Voyages directly. The other 33⅓% of Vacances Sinorama is owned by Qian Hong, the Chairman of Sinorama. The other 49% of Sinorama Voyages is owned by Yang Ming (39%) and Zhao Hongxi (10%). Zhao Hongxi is the Chief Financial Officer of Sinorama.

The control of the entities was not changed by the acquisition on June 30, 2016, as all of the entities remained under the control of Qian Hong and his wife, Jing Wenjia. Accordingly, we have treated the combination, for accounting purposes, as a corporate restructuring (reorganization) of entities under common control, and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the six months ended June 30, 2017 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. dollars and are presented in accordance with the United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Vacances Sinorama and Sinorama Voyages that are not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separate from the Company’s equity, and net income or loss and comprehensive income or loss that are attributable to the Company and to the non-controlling interest are separately reported on the Statement of Operations.

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

Revenue recognition

The Company's revenues are primarily derived from sale of our self-developed products, including Bus Tour Products and Asian Tour Products. The Company also sells Third Party Products (airline tickets, hotels, etc.). Revenue is recognized only when persuasive evidence of an arrangement exists, the service has been performed, the price is fixed or determinable, and the collectability of the related fee is reasonably assured, in accordance with ASC 605, Revenue Recognition, ("ASC 605"). Specifically, contracts are signed to establish significant terms such as the price and specific services to be provided. The Company assesses the creditworthiness of our customers prior to signing the contracts to ensure collectability is reasonably assured. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer advances and deposits.

Bus Tour Products Sales

Revenues from Bus Tours are recognized when customers depart from the trips. Revenues from Bus Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Company is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognize Asian Tour services revenues and other travel-related services such as visa processing services on the date that the tours or the flights depart, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is reasonably assured. We require that full payment be made before flights depart.

Revenues from Asian Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Company is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Third Party Products Sales

Revenue from sales of the Third-Party Products reservations is recognized at the time of the booking of the reservation. Third-Party Products sales are non-refundable. Third-Party Products revenue is normally derived from airline tickets, hotel reservations, cruises, insurance, etc. The revenue from Third Party Products is recognized on a gross basis. The Company conducts a rigorous process in selecting travel products and services before selling these products to customers and independently determines the prices charged to customers for Third Party Products. The Company is the primary obligor in the arrangement and is responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts entered into with customers. The Company is the party retained and paid by customers. In situations of customer disputes, where the customer files a complaint or demands a refund, the Company assumes risks and responsibilities for the delivery of products and is responsible for refunding the customers their payments.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of June 30, 2017, and December 31, 2016, the cash on hand and cash in bank were $4,128,519 and $5,126,409, respectively. As of June 30, 2017, and December 31, 2016, the short-term deposits were $570,750 and $1,055,376, respectively, the interest rate was 0.2%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of June 30, 2017 and December 31, 2016, were $4,699,269 and $6,181,785, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The Company can access the trust account only to administer it as trustee, and cannot use funds from this account for personal or corporate purposes until the supplier is paid. As of June 30, 2017, and December 31, 2016, the restricted cash in the trust account was $2,251,479 and $2,371,212, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non-interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short-term investments maturities are exceeding three months. As of June 30, 2017, and December 31, 2016, the short-term investments were $1,130,848 and $210,148, respectively, the interest rate was 0.95%, the maturity was exceeding three months but less than twelve months.

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

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the six months ended June 30, 2017 and 2016.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, restricted cash, short term investments, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party and other payable. As at June 30, 2017 and December 31, 2016, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

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

The Company had nil bad debts for both the six months ended June 30, 2017 and for the year ended December 31, 2016. The balance of the allowance for doubtful account were nil as of June 30, 2017 and December 31, 2016.

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

Repair and maintenance costs are charged to expenses as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment is capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the assets and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of comprehensive income (loss).

Functional currency and foreign currency translation

As of June 30, 2017, and December 31, 2016, and for six months ended June 30, 2017 and 2016, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama, and the Euro (“€”) for Sinorama Voyages.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Realized gains and losses from foreign currency transactions are recognized in cost of sales on the consolidated statements of operations, unrealized gains and losses from foreign currency transactions are recognized as other income (expense) in the consolidated statements of operations.

The exchange rates used for foreign currency translation are as follows:

		June 30, 2017	June 30, 2016
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.7706/1.1415	0.7442/1.1113
Revenue and expenses	period average exchange rate	0.7496/1.0838	0.7521/1.1163

Income taxes

The Company has adopted ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company income tax expense was $Nil and $23,244 for the six months ended June 30, 2017 and 2016, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of Vacances Sinorama (Canada), Sinorama Voyages (France) and Sinorama Corporation (USA). Although each reportable operating segment provides similar travel products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this report.

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

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
June 30, 2017 (Unaudited)
Net sales	36,906,801	4,127,670	-	41,034,471
Operating loss	(1,552,402)	(452,063)	(69,077)	(2,073,542)
Total assets	26,436,285	4,121,707	4,082,742	34,640,734
June 30, 2016 (Unaudited)
Net sales	25,392,779	8,163,558	-	33,556,337
Operating loss	(404,561)	338,708	-	(65,853)
December 31, 2016
Total assets	17,716,759	3,646,925	3,460,169	24,823,853

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the Company’s segment operating loss to the Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
Segment operating loss	$(2,073,542)	$(65,853)
Income tax expense	-	23,244
Net income (loss)	(2,073,542)	(89,097)
Foreign currency translation adjustment	(337,826)	(18,004)
Total comprehensive income (loss)	$(2,411,368)	$(107,101)

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

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of the date of filing of this report, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 3. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is record in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company prepayments and deferred expenses were $17,736,559 and $9,234,410 as of June 30, 2017 and December 31, 2016, respectively.

	June 30	December 31,
	2017	2016
	(Unaudited)
Prepayments for tour products	$17,315,721	$9,183,114
Prepaid expense	420,838	51,296
Total Prepayments and deferred expenses	$17,736,559	$9,234,410

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 4. OTHER RECEIVABLE

At June 30, 2017 and December 31, 2016, other receivable consists of the following:

	June 30	December 31,
	2017	2016
	(Unaudited)
Tax on Value Added (TVA)	$197,499	$245,621
Income tax receivable	223,845	376,611
Air Canada	45,256	43,740
Eva Airway Cor.	15,412	-
China Eastern Airlines	53,817	4,000
United	10,608	4,438
Air China Ltd	23,118	22,265
JL Travel Marketing	11,867	11,470
Others	2,741	20,742
Total other receivable	$584,163	$728,887

NOTE 5. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of June 30, 2017 and December 31, 2016, the Company had $1,141,500 and $1,055,307, respectively, in air ticket security deposits with CAGEP SARL, which is a member of the International Air Transport Association (IATA) and has the license to sell air tickets to Sinorama Voyages. The deposits with CAGEP SARL do not bear interest. As of June 30, 2017 and December 31, 2016, the Company had $763,930 and $738,555 in security deposits with JP Morgan Chase, which is the security deposit for credit card usage and does not bear interest. As of June 30, 2017 and December 31, 2016, the Company had $173,385 and $167,580 on deposit with OPC (Office of Consumer Protection) as a travel company bankruptcy guarantee. The deposit does not bear interest.

NOTE 6. PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Computer equipment	$28,311	$19,419
Furniture & Fixture	19,273	5,688
Office equipment	87,225	80,059
Leasehold Improvement	382,654	362,880
Total property and equipment at cost	517,463	468,046
Accumulated depreciation	268,694	232,873
Total property and equipment, net	$248,769	$235,173

Depreciation expense were $26,780 and $18,134 for the six months ended June 30, 2017 and 2016, respectively.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 7. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservations. The deposit must be paid in full by either check, debit card, credit card or cash before the reservation can be confirmed. Customers must pay the full purchase price three months before departure. Otherwise, the Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company as the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If it's marked “Final Sale”, the sale is non-refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date, when services are provided to the customers. Customer deposits from all customers were $34,311,622 and $22,772,259 as of June 30, 2017 and December 31, 2016, respectively, and were recorded as a current liability in the consolidated balance sheets.

NOTE 8. OTHER PAYABLE

Sinorama Corporation has a plan of stock offering in 2017, from January 1, 2017 to June 30, 2017, there were $729,000 received by 16 prospective shareholders for 486,000 shares with the price of 1.5 USD per share.

As of June 30, 2017, the balance of other payable was $728,650.

NOTE 9. NON-CONTROLLING INTERESTS

Vacances Sinorama Inc. and Sinorama Voyages are the Company’s majority-owned subsidiaries, which are consolidated in the Company’s financial statements with a non-controlling interest recognized.

The 33.33% of Vacances Sinorama equity held by QIAN Hong is a non-controlling interest. ASC 810-10-45 provides that the ownership interest in a subsidiary that is held by owners other than the parent is a non-controlling interest. 66.67% of Vacances Sinorama is owned by Simon Qian Voyages Inc., a wholly-owned subsidiary of Sinorama Tours.

The 39% of Sinorama Voyages equity held by YANG Ming and the 10% of Sinorama Voyages equity held by ZHAO Hongxi are also non-controlling interests. 51% of Sinorama Voyages equity is held by Sinorama Tours.

ASC 810-10-50 requires that the Company separately disclose amounts attributable to shareholders’ equity and non-controlling interests in its financial statements.

NOTE 10. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Reisen GmbH	$1,916,475	$1,469,472
Sinorama Holiday Inc.	2,035,679	1,154,894
Sinorama Group LLC	1,503	1,453
Sinorama Holiday Limited	1,809,707	935,418
Others	333	2,621
Total	$5,763,697	$3,563,858

As of June 30, 2017 and December 31, 2016, the Company has a balance due from Sinorama Reisen GmbH, which is 65% owned by the Company's Chief Executive Officer (JING Wenjia), of $1,916,475 and $1,469,472, respectively. The amount is the prepayment for the supplier in China, in order to reserve tour availabilities. The prepayment is non-interest bearing, payable on demand.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 10. RELATED PARTY TRANSACTIONS (CONTINUED)

As of June 30, 2017 and December 31, 2016, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Company's Chairman (QIAN Hong) and 20% owned by the Company's Chief Executive Officer (JING Wenjia), of $2,035,679 and 1,154,894, respectively. It was for purchasing travel products from Vacances Sinorama. It is non-interest bearing and due on demand.

As of June 30, 2017 and December 31, 2016, the Company had a balance due from Sinorama Group LLC., which is 100% owned by the Company's Chairman (QIAN Hong), of $1,503 and $1,453, respectively.

As of June 30, 2017 and December 31, 2016, the Company had a balance due from Sinorama Holiday Limited, which is 51% owned by the Company's Chairman (QIAN Hong), of $1,809,707 and $935,418, respectively. It was for purchasing travel products from Sinorama Vacances. It is non-interest bearing and due on demand.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Travel Vancouver Inc.	$92,676	$1,423,231
Simon Qian & Jing Wenjia	9,915	9,650
Others	-	2,552
	$102,591	$1,435,433

As of June 30, 2017 and December 31, 2016, the Company had a balance due to Sinorama Travel Vancouver Inc., which is 51% owned by the Company's Chairman (QIAN Hong), of $92,676 and $1,423,231, respectively. Such payments were required by suppliers in China to be made in advance, in order to book tour availabilities. The amount is non-interest bearing and due on demand.

As of June 30, 2017 and December 31, 2016, the Company had a balance due to Simon Qian, who is the Chairman of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company. The Company had a balance due to Simon Qian & Jing Wenjia of $9,915 and $9,650, respectively. It was temporary borrowings between the Company and management. It is non-interest bearing and due on demand.

Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	June 30,	June 30,
	2017	2016
Name of related parties	(Unaudited)	(Unaudited)
Sinorama Holiday Limited	2,211,530	1,490,770
Sinorama Holiday Inc.	6,867,133	5,000,945
Sinorama Travel Vancouver Inc.	819,848	1,763
Total	$9,898,511	$6,493,478

NOTE 11. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There was no contingency of this type as of June 30, 2017 or December 31, 2016.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2017 or December 31, 2016.

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 11. CONTINGENCIES AND COMMITMENT (CONTINUED)

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

Vacances Sinorama leases office space under non-cancellable operating lease agreements, to be used for the Airline Ticket Department, Asia Tour Department and others departments. The initial leases expired on various dates through 2016. Under the terms of those leases, Vacances Sinorama paid approximately $22,061 in lease deposits and committed to lease and management fee payments of approximately $12,080 per month for 60 months. In March 2016, Vacances Sinorama entered into a renewed lease agreement, which replaced its expired operating lease agreements. Under the current terms of the lease, Vacances Sinorama is committed to lease and management fee payments of approximately $15,515 per month for 60 months.

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

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2017	202,942
2018	496,483
2019	496,483
2020	496,483
2021	505,543

SINORAMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$(1,359,311)	$(112,475)
Denominator:
Basic and diluted weighted-average number of shares outstanding	14,700,000	11,000,000
Net income per share:
Basic and diluted	$(0.09)	$(0.01)

NOTE 13. SUBSEQUENT EVENT

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Sinorama Corporation. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Business Description

Sinorama Corporation is an integrated travel producer and seller, with a team of 183 full time professionals and experienced employees. The Company provides Bus Tours, Asian Tours, as well as sales of Third-Party Products, such as airline tickets, hotels and other travel products. Sinorama Corporation has combined the traditional tourism industry model with E-Commerce, while covering a wide range of business. We offer travel products and services primarily through the agency method, online retail methods, and retail store sales methods.

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

●  Offer tours all over the world – We are committed to becoming the best Chinese tourism brand across the world. In the next year we plan to (1) serve 35,000 customers worldwide with our Asia Tours; and (2) organize 10,000 Americans to visit China.

●  Language skills training-The Company plans to engage and train over 200 tour leaders in the European, American and Chinese markets, covering such languages as English, French, German, Spanish, Japanese and Korean.

Results of Operations

The following table shows key components of the results of operations during three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Change
	2017 (Unaudited)	2016 (Unaudited)	$	%

Revenue:
Asian Tours	$22,840,862	$20,173,032	$2,667,830	13%
Bus Tours	2,873,007	1,679,660	1,193,347	71%
Third party product sales	2,243,998	1,891,217	352,781	19%
Total revenue	27,957,867	23,743,909	4,213,958	18%
Cost of Sales	24,438,656	20,116,848	4,321,808	21%
Gross Profit	3,519,211	3,627,061	(107,850)	(3)%
Operating costs and expenses:
Salaries and employee benefits	1,099,010	899,256	199,754	22%
Advertising and promotion	1,444,324	548,126	896,198	164%
Rent and occupancy charges	57,326	78,954	(21,628)	(27)%
Office and general	96,993	79,680	17,313	22%
Bank charge and interest	671,019	355,610	315,409	89%
Business taxes and licenses	7,590	448	7,142	1,594%
Professional fees	45,019	42,298	2,721	6%
Depreciation of property and equipment	13,222	18,134	(4,912)	(27)%
Insurance	19,278	6,767	12,511	185%
Other expense	(137)	1,004	(1,141)	(114)%
Total operating costs and expenses	3,453,644	2,030,277	1,423,367	70%
Profit from operations before other income and income taxes	65,567	1,596,784	(1,531,217)	(96)%
Other income(expense)	49,338	36,474	12,864	35%
Profit from operations before income taxes	114,905	1,633,258	(1,518,353)	(93)%
Income tax	-	1,339	(1,339)	(100)%
Net income	114,905	1,631,919	(1,517,014)	(93)%
Comprehensive loss(income)	$(293,799)	$1,769,821	$(2,063,620)	(117)%

The following table shows key components of the results of operations during six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Change
	2017 (Unaudited)	2016 (Unaudited)	$	%

Revenue:
Asian Tours	$33,008,330	$27,725,535	$5,282,795	19%
Bus Tours	3,574,858	2,166,422	1,408,436	65%
Third party product sales	4,451,283	3,664,380	786,903	21%
Total revenue	41,034,471	33,556,337	7,478,134	22%
Cost of Sales	36,288,578	29,248,824	7,039,754	24%
Gross Profit	4,745,893	4,307,513	438,380	10%
Operating costs and expenses:
Salaries and employee benefits	2,186,422	1,752,324	434,098	25%
Advertising and promotion	3,001,632	1,651,683	1,349,949	82%
Rent and occupancy charges	96,533	150,498	(53,965)	(36)%
Office and general	208,959	152,500	56,459	37%
Bank charge and interest	1,170,177	605,083	565,094	93%
Business taxes and licenses	7,590	448	7,142	1,594%
Professional fees	88,049	74,533	13,516	18%
Depreciation of property and equipment	26,780	18,134	8,646	48%
Insurance	27,723	9,027	18,696	207%
Other expense	2,887	4,210	(1,323)	(31)%
Total operating costs and expenses	6,816,752	4,418,440	2,398,312	54%
Losses from operations before other income and income taxes	(2,070,859)	(110,927)	(1,959,932)	1,767%
Other income(expense)	(2,683)	45,074	(47,757)	(106)%
Losses from operations before income taxes	(2,073,542)	(65,853)	(2,007,689)	3,049%
Income tax	-	23,244	(23,244)	(100)%
Net loss	(2,073,542)	(89,097)	(1,984,445)	2,227%
Comprehensive loss(income)	$(2,411,368)	$(107,101)	$(2,304,267)	2,1521%

Our revenue increased by 18% in the second quarter of 2017 and by 22% in the first half of 2017, compared to the like periods of 2016. The overall growth rate was much lower than we experienced during the entirety of 2016, primarily due to a significant fall-off in revenue from our French operations. Whereas net sales by our Canadian operations increased 46% from the first half of 2016 to the first half of 2017, net sales by our French operations fell 48% in the same periods. The significant fall-off in revenue from our French operations mainly due to a series of terrorist attacks in Europe and French election of 2017 held in peak period of customer reservation.

Although Bus Tours reported the largest percentages of revenue growth, 71% in the second quarter and 65% in the first half of 2017, bus tours represent only a modest portion of our business: 10% of second quarter revenue and less than 9% of revenue in the first half of 2017. Our Asian Tours, which produce the majority of our revenue, generated 13% growth in the second quarter and 19% growth in the first half of 2017. Second quarter revenue growth of 13% resulted from a 22% increase in customers taking Asian Tours; the first half revenue growth of 19% resulted from a 30% increase in the number of customers. The 8.3% reduction in revenue per customer for our Asian Tours experienced in the first half of 2017 reflected our efforts to expand volume by offering very competitive sales prices.

Despite the increase in revenue from 2016 to 2017, our gross profit fell by 3% in the second quarter of 2017, as gross margin fell from 15.2% in the second quarter of 2016 to 12.6% in the second quarter of 2017. Likewise, gross margin fell from 12.8% in the first half of 2016 to 11.6% in the first half of 2017, such that the 22% increase in revenue yielded only a 10% increase in gross profit. These reductions in gross margin were the result of a calculated decision to promote the Sinorama brand as a location for better service and lower prices than that offered by competitive travel agencies. We plan to continue to price our products aggressively until we reach a level of market share at which we can operate profitably even with a small gross margin but can also reduce the pressure on our prices without losing our competitive advantage.

Our operating expenses increased by 70% in the second quarter and 54% in the first half of 2017, compared to the same periods of 2016. The increases were due to our decision to devote capital resources to the expansion of our operations. We added 31 employees during the first half of 2017, which caused salaries and employee benefits to increase by $434,098, or 25%. That increase in employee head-count, however, allowed us to promote the benefits of our customer service, particularly our expansive ability to provide customer service in multiple languages, which we look to as the foundation for our acquisition of market share.

The most significant increase in operating expenses, however, occurred in advertising and promotion expense: an increase of 164% to $1,444,324 in the second quarter of 2017 and 82% in the first half of 2017. While the 22% increase in our revenue from the first half of 2016 to the first half of 2017 can be, in large part, attributed to the increase in marketing efforts, we expect to see benefits from 2017 advertising expenses accruing in coming years, as we are aggressively planting an awareness of our brand in the public consciousness. Since travel is more often a planned expenditure than an impetuous one, much of the goal of our advertising expenditures has been to cause potential customers to remember us when the time comes for their travel decision. This process requires, therefore, that we make investments today in brand promotion that will only fully flower in future years.

Among the other significant additions to our operating costs and expenses in the first half of 2017 were:

·	a 93% increase in bank charges and interest, to $1,170,177, most of which is attributable to credit card fees, which increased as our sales increased; and

·	a 37% increase in office and general expense, to $208,959, attributable to the increase in our personnel and overall expansion of our operations; and

After deducting our total operating expenses ($3,453,644 in the second quarter of 2017 and $6,816,752 in the first half of 2017), adjusting for a relatively minor amount of other income (expense), and taking into account a small amount of income tax accrued in 2016, we recorded net income of $114,905 in the second quarter of 2017 (compared to $1,631,919 in the second quarter of 2016) and a net loss of $2,073,542 for the first half of 2017 (compared to a net loss of $89,097 in the first half of 2016). However, Sinorama Corporation owns, indirectly, only 66.7% of Vacances Sinorama and only 51% of Sinorama Voyages. As a result, the share of the net income and net loss incurred by those subsidiaries that is allocable to the minority interest is deducted from our income or loss as net income or net loss attributable to non-controlling interest. The remainder, the portion attributable to the Company, was net income of $90,742 ($.01 per share) for the second quarter of 2017 and a net loss of $1,359,311 (loss of $.09 per share) for the first half of 2017, compared to net income attributable of $998,643 and net loss of $112,475 in the three and six months ended June 30, 2016.

Our reporting currency is the U.S. dollar. The local currencies of our operating subsidiaries, the Canadian dollar and the Euro, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate quoted by the Bank of Canada on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For three and six months ended June 30, 2017, foreign currency translation adjustments of $(241,449) and $(205,773), respectively, have been reported as other comprehensive loss attributable to the Company in the consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $6,950,748 in cash and cash equivalents (include $2,251,479 in cash restricted by Canadian laws that require travel agents to maintain certain deposits relative to their unfulfilled sales). At the same time, we had a working capital deficit of $7,728,034, which had increased by $2,546,915 during the first six months of 2017. The primary factors determining our working capital deficit at June 30, 2017 were customer deposits of $34,311,622 representing prepayment by customers of tours they have booked, partially offset by our prepayment and deferred expense asset totaling $17,736,559, most of which represents our prepayment to vendors for those tours. Customer deposits exceed our prepayments because we generally require customers to deposit the full cost of a trip some time in advance of departure, but our vendors do not require us to pay in full until the customer disembarks from the tour. The difference of $16,575,063 between customer deposits and Company prepayments will have to be funded by cash flow from future operations, at least to the extent of the $9,624,315 by which it exceeds our June 30, 2017 cash resources.

Our operations used $1,933,697 in cash during the first six months of 2017. The use of cash reflects our strategic decision to utilize our cash resources to fund promotion of our brand and improvements in customer service, so as to achieve a significant position in the travel market. The cash from customer deposits was used to pay prepayments, cost of sales and operating expenses.

In the first six months of 2016, the use of $2,699,144 in cash for operations was primarily the result of an aberration in our customary business model, as we increased our customer deposits by only $2,747,253 but made prepayments of $5,353,187. Such a disparity can result from the timing of reservations and tours, but is uncommon.

The Company's operations require very little in fixed assets - at June 30, 2017 the total of fixed assets was $248,769. This enables the Company to devote its cash resources to operations, with cash used in purchase of property and equipment being only $31,816 in the first half of 2017 and $9,221 in the first half of 2016.

We anticipate that our future liquidity requirements will arise from the need to fund our growth and pay current obligations. For the near term, we expect our operations to continue to use cash. Therefore, the primary sources of funding for our cash requirements are expected to be funds obtained from equity offerings and/or debt financing. However, we have no commitments at this time for such financing, and we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, so as to remain a going concern.

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

As of June 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, as a result of the following material weaknesses:

•	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three months period ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINORAMA CORPORATION. (Registrant)

Signature	Title	Date

/s/ JING Wenjia	Chief Executive Officer	August 14, 2017
JING Wenjia	(Principal Executive Officer)

/s/ ZHAO Hongxi	Chief Financial Officer	August 14, 2017
ZHAO Hongxi	(Principal Financial Officer)

