Form 10-Q
period 2017-09-30
Sinorama Corp
filed 2017-11-17
CIK 1687505

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

November 17, 2017

Common Voting Stock: 15,186,000

SINORAMA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED september 30, 2017

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - for the Three and Nine Month Periods Ended September 30, 2017 and September 30, 2016	F-2
	Condensed Consolidated Statements of Cash Flows - for the Nine Months Ended September 30, 2017 and September 30, 2016	F-3
	Notes to Condensed Consolidated Financial Statements	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

Part II	Other Information

Item 1.	Legal Proceedings	22
Items 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

SINORAMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,365,017	$6,181,785
Restricted cash	1,321,286	2,371,212
Short term investment	1,176,117	210,148
Accounts receivable	17,866	233,361
Amount due from related parties	7,092,622	3,563,858
Prepayments & deferred expenses	21,144,546	9,234,410
Other receivable	573,905	728,887
Total current assets	34,691,359	22,523,661

Long term deposits	2,316,421	2,065,019
Property and equipment, net	296,381	235,173
Total assets	$37,304,161	$24,823,853

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$5,297,812	$3,373,444
Customer deposits	33,893,902	22,772,259
Payroll payable	158,440	123,644
Amount due to related party	10,230	1,435,433
Total current liabilities	39,360,384	27,704,780
Total liabilities	$39,360,384	$27,704,780

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 15,186,000 shares and 14,700,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	15,186	14,700
Additional paid-in capital	5,211,266	4,483,102
Accumulated deficit	(4,318,095)	(4,750,659)
Accumulated other comprehensive income	24,713	387,917
Total shareholders’ equity of the Company	933,070	135,060
Non-controlling interest	(2,989,293)	(3,015,987)
Total shareholders’ deficit	(2,056,223)	(2,880,927)
Total liabilities and shareholders’ deficit	$37,304,161	$24,823,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINORAMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS),

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:
Asian Tours	$18,200,851	$13,665,138	$51,209,181	$41,390,673
Bus Tours	7,211,248	5,700,151	10,786,106	7,866,572
Third party product sales	2,175,561	2,016,497	6,626,844	5,680,878
Total revenue	27,587,660	21,381,786	68,622,131	54,938,123
Cost of Sales	22,028,493	19,528,615	58,317,071	49,070,761
Gross Profit	5,559,167	1,853,171	10,305,060	5,867,362
Operating costs and expenses:
Salaries and employee benefits	1,374,618	1,036,409	3,561,040	2,788,733
Advertising and promotion	1,568,414	1,375,334	4,570,046	3,027,017
Rent and occupancy charges	76,979	79,172	173,512	229,670
Office and general	166,028	98,113	374,987	250,613
Bank charge and interest	106,047	378,377	1,276,224	983,460
Business taxes and licenses	9,808	4,962	17,398	5,410
Professional fees	35,923	29,794	123,972	104,327
Depreciation of property and equipment	5,787	10,360	32,567	28,494
Insurance	13,571	16,165	41,294	25,192
Other expense	817	660	3,704	4,870
Total operating costs and expenses	3,357,992	3,029,346	10,174,744	7,447,786
Income (loss) from operations before other income and income taxes	2,201,175	(1,176,175)	130,316	(1,580,424)
Other income	584,183	6,225	581,500	51,299
Income (loss) from operations before income taxes	2,785,358	(1,169,950)	711,816	(1,529,125)
Income tax	-	108,241	-	131,485
Net income(loss)	2,785,358	(1,278,191)	711,816	(1,660,610)
Less: net income (loss) attributable to non-controlling interests	993,483	(431,532)	279,252	(505,918)
Net income (loss) attributable to the Company	$1,791,875	(846,659)	$432,564	(1,154,692)
Other comprehensive income (loss):
Foreign currency translation adjustment attributable to non-controlling interests	(120,505)	50,896	(252,558)	224,927
Foreign currency translation adjustment attributable to the Company	(157,431)	219,956	(363,204)	321,244
Comprehensive income (loss)	$2,507,422	(1,007,339)	$96,054	(1,114,439)
Less: Comprehensive income/loss attributable to non-controlling interests	872,978	(380,636)	26,694	(280,991)
Comprehensive income (loss) attributable to the Company	$1,634,444	(626,703)	$69,360	(833,448)
Basic and diluted earnings per share	$0.12	(0.08)	$0.03	(0.10)
Weighted average number of shares outstanding	15,186,000	11,000,000	15,009,944	11,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINORAMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$711,816	$(1,660,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		-
Depreciation	32,567	28,494
Interest	(207)	-
Changes in operating assets and liabilities:
Accounts receivable	222,837	(353,883)
Prepayments & deferred expenses	(10,448,854)	(8,815,114)
Due from related parties	(2,799,320)	(1,283,260)
Other receivable	207,723	277,952
Term deposit	-	54,175
Accounts payable and accrued liabilities	1,158,416	3,599,730
Customer deposits	8,883,479	5,082,395
Payroll payable	21,035	(25,164)
Income taxes payable	-	12,406
Other payable	-	(15,136)
Due to related parties	(2,194,736)	(75,648)
Net cash used in operating activities	(4,205,244)	(3,173,663)

Cash Flows from Investing Activities
Short term investment	(1,036,758)	807,315
Proceeds from redemption of short term investment	129,058	-
Interest	87	-
Purchases of property and equipment	(73,764)	(100,691)
Net cash provided by (used in) investing activities	(981,377)	706,624

Cash Flows from Financing Activities
Share subscription deposits	728,650	-
Net cash provided by financing activities	728,650	-

Effect of exchange rate fluctuation on cash and cash equivalents	591,277	860,905
Net decrease in cash and cash equivalents	(3,866,694)	(1,606,134)

Cash and cash equivalents, beginning of period	8,552,997	5,826,130
Cash and cash equivalents, end of period	$4,686,303	$4,219,996

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$(131,485)
Cash paid for interest	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sinorama Corporation (the “Company” or “Sinorama”) was incorporated on June 30, 2016, under the laws of the State of Florida. On the same date, Sinorama issued 11,000,000 shares of its common stock in exchange for all of the outstanding shares of Sinorama Tours Co., Ltd., a Samoan corporation organized in June 2015 ("Sinorama Tours"). Sinorama Tours is a holding company with two operating subsidiaries:

☐	Vacances Sinorama Inc. (“Vacances Sinorama”), an integrated tour company incorporated in Quebec, Canada in December 2004. Vacances Sinorama provides Bus Tours, Asian Tours, Airline Tickets, Hotel Reservations, Cruises and other travel services to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses. Vacances Sinorama is servicing both business to customer (B2C) and business to business (“B2B”) in the travel marketplace.

☐	Sinorama Voyages (“Sinorama Voyages”), an integrated tour company incorporated in France in February 2012. Sinorama Voyages also provides Bus Tours, Asian Tours, Airline Tickets and other travel services to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages services both business to customer (B2C) and business to business (“B2B”) in the travel marketplace.

Sinorama Tours owns 66⅔% of Vacances Sinorama through Simon Qian Voyages, Inc., a wholly-owned subsidiary, and owns 51% of Sinorama Voyages directly. The other 33⅓% of Vacances Sinorama is owned by Qian Hong, the Chairman of Sinorama. The other 49% of Sinorama Voyages is owned by Yang Ming (39%) and Zhao Hongxi (10%). Zhao Hongxi is the Chief Financial Officer of Sinorama.

The control of the entities was not changed by the acquisition on June 30, 2016, as all of the entities remained under the control of Qian Hong and his wife, Jing Wenjia. Accordingly, we have treated the combination, for accounting purposes, as a corporate restructuring (reorganization) of entities under common control, and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirety of the nine months ended September 30, 2017 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. dollars and are presented in accordance with the United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

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

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of September 30, 2017, and December 31, 2016, the cash on hand and cash in bank were $2,774,290 and $5,126,409, respectively. As of September 30, 2017, and December 31, 2016, the other cash & cash equivalents were $590,727 and $1,055,376, respectively, the interest rate was 0.2%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of September 30, 2017 and December 31, 2016, were $3,365,017 and $6,181,785, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The Company can access the trust account only to administer it as trustee, and cannot use funds from this account for personal or corporate purposes until the supplier is paid. As of September 30, 2017, and December 31, 2016, the restricted cash in the trust account was $1,321,286 and $2,371,212, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non-interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short-term investments maturities are exceeding three months. As of September 30, 2017, and December 31, 2016, the short-term investments were $1,176,117 and $210,148, respectively, the interest rate was 0.95%, the maturity was exceeding three months but less than twelve months.

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

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended September 30, 2017 and 2016.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, restricted cash, short term investments, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party and other payable. As at September 30, 2017 and December 31, 2016, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

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

The Company had nil bad debts for both the nine months ended September 30, 2017 and for the year ended December 31, 2016. The balance of the allowance for doubtful account were nil as of September 30, 2017 and December 31, 2016.

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

Functional currency and foreign currency translation

As of September 30, 2017, and December 31, 2016, and for nine months ended September 30, 2017 and 2016, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama, and the Euro (“€”) for Sinorama Voyages.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used for foreign currency translation are as follows:

		September 30, 2017	September 30, 2016
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.8013/1.1813	0.7642/1.1239
Revenue and expenses	period average exchange rate	0.7657/1.1137	0.7568/1.1163

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

In July 2006, the FASB issued FIN 48 (ASC 740-10), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The Company income tax expense was $Nil and $131,485 for the nine months ended September 30, 2017 and 2016, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages’ functional currency, the Canadian dollar and the Euro dollar to its reporting currency, the U.S. dollar.

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

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
September 30, 2017 (Unaudited)
Net sales	61,947,585	6,674,546	-	68,622,131
Operating income	450,745	140,920	120,151	711,816
Total assets	31,712,000	5,360,865	231,296	37,304,161
September 30, 2016 (Unaudited)
Net sales	43,335,919	11,602,204	-	54,938,123
Operating loss (income)	(1,885,221)	224,611	-	(1,660,610)
December 31, 2016
Total assets	17,716,759	3,646,925	3,460,169	24,823,853

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the Company’s segment operating loss to the Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)
Segment operating income (loss)	$711,816	$(1,529,125)
Income tax expense	-	131,485
Net income (loss)	711,816	(1,660,610)
Foreign currency translation adjustment	(615,762)	546,171
Total comprehensive income (loss)	$96,054	$(1,114,439)

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

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is recorded in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company prepayments and deferred expenses were $21,144,546 and $9,234,410 as of September 30, 2017 and December 31, 2016, respectively.

	September 30	December 31,
	2017	2016
	(Unaudited)
Prepayments for tour products	$20,572,292	$9,183,114
Prepaid expense	572,254	51,296
Total Prepayments and deferred expenses	$21,144,546	$9,234,410

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 4. OTHER RECEIVABLE

At September 30, 2017 and December 31, 2016, other receivable consists of the following:

	September 30	December 31,
	2017	2016
	(Unaudited)
Tax on Value Added (TVA)	$205,227	$245,621
GST/QST	22,525	-
Income tax receivable	177,245	376,611
Air Canada	47,059	43,740
Eva Airway Cor.	16,026	-
China Eastern Airlines	54,407	4,000
United	7,305	4,438
Air China Ltd	24,039	22,265
JL Travel Marketing	12,340	11,470
Others	7,732	20,742
Total other receivable	$573,905	$728,887

The amount from Air Canada, Eva Airway Cor, China Eastern Airlines, United, Air China Ltd, JL Travel Marketing and others is pre-authorization holds for air tickets.

NOTE 5. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of September 30, 2017 and December 31, 2016, the Company had $1,181,300 and $1,055,307, respectively, in air ticket security deposits with CAGEP SARL, which is a member of the International Air Transport Association (IATA) and has the license to sell air tickets to Sinorama Voyages. The deposits with CAGEP SARL do not bear interest. As of September 30, 2017 and December 31, 2016, the Company had $794,365 and $738,555 in security deposits with JP Morgan Chase, which is the security deposit for credit card usage and does not bear interest. As of September 30, 2017 and December 31, 2016, the Company had $180,293 and $167,580 on deposit with OPC (Office of Consumer Protection) as a travel company bankruptcy guarantee. The deposit does not bear interest.

NOTE 6. PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment, at cost, consist of:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Computer equipment	$71,624	$19,419
Furniture & Fixture	20,712	5,688
Office equipment	91,004	80,059
Leasehold Improvement	397,860	362,880
Total property and equipment at cost	581,200	468,046
Accumulated depreciation	284,819	232,873
Total property and equipment, net	$296,381	$235,173

Depreciation expense were $32,567 and $28,494 for the nine months ended September 30, 2017 and 2016, respectively.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 7. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservations. The deposit must be paid in full by either check, debit card, credit card or cash before the reservation can be confirmed. Customers must pay the full purchase price three months before departure. Otherwise, the Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company as the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If it's marked “Final Sale”, the sale is non-refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date, when services are provided to the customers. Customer deposits from all customers were $33,893,902 and $22,772,259 as of September 30, 2017 and December 31, 2016, respectively, and were recorded as a current liability in the consolidated balance sheets.

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

NOTE 9. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Reisen GmbH	$3,655,516	$1,469,472
Sinorama Holiday Inc.	1,231,831	1,154,894
Sinorama Group LLC	1,563	1,453
Sinorama Holiday Limited	1,696,718	935,418
Sinorama Travel Inc.	506,493	-
Others	501	2,621
Total	$7,092,622	$3,563,858

As of September 30, 2017 and December 31, 2016, the Company has a balance due from Sinorama Reisen GmbH, which is 65% owned by the Company's Chief Executive Officer (JING Wenjia), of $3,655,516 and $1,469,472, respectively. The amount is the prepayment for the supplier in China, in order to reserve tour availabilities. The prepayment is non-interest bearing, payable on demand.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 9. RELATED PARTY TRANSACTIONS (CONTINUED)

As of September 30, 2017 and December 31, 2016, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Company's Chairman (QIAN Hong) and 20% owned by the Company's Chief Executive Officer (JING Wenjia), of $1,231,831 and 1,154,894, respectively. It was for purchasing travel products from Vacances Sinorama. It is non-interest bearing and due on demand.

As of September 30, 2017 and December 31, 2016, the Company had a balance due from Sinorama Group LLC., which is 100% owned by the Company's Chairman (QIAN Hong), of $1,563 and $1,453, respectively.

As of September 30, 2017 and December 31, 2016, the Company had a balance due from Sinorama Holiday Limited, which is 51% owned by the Company's Chairman (QIAN Hong), of $1,696,718 and $935,418, respectively. It was for purchasing travel products from Sinorama Vacances. It is non-interest bearing and due on demand.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2017	2016
Name of related parties	(Unaudited)
Sinorama Travel Vancouver Inc.	$-	$1,423,231
Simon Qian & Jing Wenjia	10,230	9,650
Sinorama Tours Co., Ltd.	-	2,552
	$10,230	$1,435,433

As of September 30, 2017 and December 31, 2016, the Company had a balance due to Sinorama Travel Vancouver Inc., which is 51% owned by the Company's Chairman (QIAN Hong), of $nil and $1,423,231, respectively. Such payments were required by suppliers in China to be made in advance, in order to book tour availabilities. The amount is non-interest bearing and due on demand.

As of September 30, 2017 and December 31, 2016, the Company had a balance due to Simon Qian, who is the Chairman of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company. The Company had a balance due to Simon Qian & Jing Wenjia of $10,230 and $9,650, respectively. It was temporary borrowings between the Company and management. It is non-interest bearing and due on demand.

Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	September 30,	September 30,
	2017	2016
Name of related parties	(Unaudited)	(Unaudited)
Sinorama Holiday Limited	2,722,286	2,434,403
Sinorama Holiday Inc.	9,937,021	7,608,478
Sinorama Travel Vancouver Inc.	960,215	5,108
Total	$13,619,522	$10,047,989

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There was no contingency of this type as of September 30, 2017 or December 31, 2016.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2017 or December 31, 2016.

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

NOTE 10. CONTINGENCIES AND COMMITMENT (CONTINUED)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In June, 2016 Vacances Sinorama leased office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, and made lease payments of approximately $18,120 per month. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease payments for 120 months as follows:

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

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2017	101,471
2018	496,483
2019	496,483
2020	496,483
2021	505,543

SINORAMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$432,564	$(1,154,692)
Denominator:
Basic and diluted weighted-average number of shares outstanding	15,009,944	11,000,000
Net income per share:
Basic and diluted	$0.03	$(0.10)

NOTE 12. SUBSEQUENT EVENT

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Sinorama Corporation. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Plan of Operation

Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●	Design new products– Seek to design additional new tour products to compete with competitors.

●	Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its tour services.

●	Offer tours all over the world – We are committed to becoming the best Chinese tourism brand across the world. In the next year we plan to (1) serve 35,000 customers worldwide with our Asia Tours; and (2) organize 10,000 Americans to visit China.

●	Language skills training-The Company plans to engage and train over 200 tour leaders in the European, American and Chinese markets, covering such languages as English, French, German, Spanish, Japanese and Korean.

Results of Operations

The following table shows key components of the results of operations during three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Change
	2017 (Unaudited)	2016 (Unaudited)	$	%

Revenue:
Asian Tours	$18,200,851	$13,665,138	$4,535,713	33%
Bus Tours	7,211,248	5,700,151	1,511,097	27%
Third party product sales	2,175,561	2,016,497	159,064	8%
Total revenue	27,587,660	21,381,786	6,205,874	29%
Cost of Sales	22,028,493	19,528,615	2,499,878	13%
Gross Profit	5,559,167	1,853,171	3,705,996	200%
Operating costs and expenses:
Salaries and employee benefits	1,374,618	1,036,409	338,209	33%
Advertising and promotion	1,568,414	1,375,334	193,080	14%
Rent and occupancy charges	76,979	79,172	(2,193)	(3)%
Office and general	166,028	98,113	67,915	69%
Bank charge and interest	106,047	378,377	(272,330)	(72)%
Business taxes and licenses	9,808	4,962	4,846	98%
Professional fees	35,923	29,794	6,129	21%
Depreciation of property and equipment	5,787	10,360	(4,573)	(44)%
Insurance	13,571	16,165	(2,594)	(16)%
Other expense	817	660	157	24%
Total operating costs and expenses	3,357,992	3,029,346	328,646	11%
Profit from operations before other income and income taxes	2,201,175	(1,176,175)	3,377,350	(287)%
Other income(expense)	584,183	6,225	577,958	9284%
Profit from operations before income taxes	2,785,358	(1,169,950)	3,955,308	(338)%
Income tax	-	108,241	(108,241)	(100)%
Net income(loss)	2,785,358	(1,278,191)	4,063,549	(318)%
Comprehensive loss(income)	$2,507,422	$(1,007,339)	$3,514,761	(349)%

The following table shows key components of the results of operations during nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,		Change
	2017 (Unaudited)	2016 (Unaudited)	$	%

Revenue:
Asian Tours	$51,209,181	$41,390,673	$9,818,508	24%
Bus Tours	10,786,106	7,866,572	2,919,534	37%
Third party product sales	6,626,844	5,680,878	945,966	17%
Total revenue	68,622,131	54,938,123	13,684,008	25%
Cost of Sales	58,317,071	49,070,761	9,246,310	19%
Gross Profit	10,305,060	5,867,362	4,437,698	76%
Operating costs and expenses:
Salaries and employee benefits	3,561,040	2,788,733	772,307	28%
Advertising and promotion	4,570,046	3,027,017	1,543,029	51%
Rent and occupancy charges	173,512	229,670	(56,158)	(24)%
Office and general	374,987	250,613	124,374	50%
Bank charge and interest	1,276,224	983,460	292,764	30%
Business taxes and licenses	17,398	5,410	11,988	222%
Professional fees	123,972	104,327	19,645	19%
Depreciation of property and equipment	32,567	28,494	4,073	14%
Insurance	41,294	25,192	16,102	64%
Other expense	3,704	4,870	(1,166)	(24)%
Total operating costs and expenses	10,174,744	7,447,786	2,726,958	37%
Losses from operations before other income and income taxes	130,316	(1,580,424)	1,710,740	(108)%
Other income(expense)	581,500	51,299	530,201	1034%
Losses from operations before income taxes	711,816	(1,529,125)	2,240,941	(147)%
Income tax	-	131,485	(131,485)	(100)%
Net income(loss)	711,816	(1,660,610)	2,372,426	(143)%
Comprehensive loss(income)	$96,054	$(1,114,439)	$1,210,493	(109)%

Our revenue increased by 29% in the third quarter of 2017 and by 25% in the first nine months of 2017, compared to the like periods of 2016. The overall growth rate was much lower than we experienced during the entirety of 2016, primarily due to a significant fall-off in revenue from our French operations. Whereas net sales by our Canadian operations increased 41% from the first nine months of 2016 to the first nine months of 2017, net sales by our French operations fell 42% in the same periods. The significant fall-off in revenue from our French operations was mainly due to a series of terrorist attacks in Europe that reduced tourism and the fact that tourists were inhibited from traveling in France during the French election campaign of 2017.

Although Bus Tours reported the largest percentages of revenue growth, 27% in the third quarter and 37% in the first nine months of 2017, bus tours represent only a modest portion of our business: 26% of third quarter revenue and less than 16% of revenue in the first nine months of 2017. Our Asian Tours, which produce the majority of our revenue, generated 33% growth in the third quarter and 24% growth in the first nine months of 2017. The 33% growth in third quarter revenue from Asian Tours resulted from a 36% increase in the number of customers for those tours; the 24% growth during the nine months period resulted from a 32% increase in customers for the Asian Tours. The 5% reduction in revenue per customer for our Asian Tours experienced in the first nine months of 2017 reflected our efforts to expand volume by offering very competitive sales prices.

Our gross profit increased by 200% in the third quarter of 2017 and by 76% in the first nine months of 2017. The increase in gross profit substantially exceeded the increase in revenue due to increases in gross margin: from 9% in the third quarter of 2016 to 20% in the third quarter of 2017, and from 11% in the first nine months of 2016 to 15% in the first nine months of 2017. The increases in gross margin were mainly the result of improved margins on our Asian Tours and the increased percentage of our nine months revenues attributable to higher-margin Bus Tours. Our operating expenses increased by 11% in the third quarter and 37% in the first nine months of 2017, compared to the same periods of 2016. The increases were due to our decision to devote capital resources to the expansion of our operations. We added 25 employees in the first nine months of 2017 as compared with the same period of 2016, which caused salaries and employee benefits to increase by $772,307, or 28%. That increase in employee head-count, however, allowed us to promote the benefits of our customer service, particularly our expansive ability to provide customer service in multiple languages, which we look to as the foundation for our acquisition of market share.

The most significant increase in operating expenses, however, occurred in advertising and promotion expense: an increase of 14% to $1,568,414 in the third quarter of 2017 and 51% in the first nine months of 2017. While the 25% increase in our revenue from the first nine months of 2016 to the first nine months of 2017 can be, in large part, attributed to the increase in marketing efforts, we expect to see benefits from 2017 advertising expenses accruing in coming years, as we are aggressively planting an awareness of our brand in the public consciousness. Since travel is more often a planned expenditure than an impetuous one, much of the goal of our advertising expenditures has been to cause potential customers to remember us when the time comes for their travel decision. This process requires, therefore, that we make investments today in brand promotion that will only fully flower in future years.

Among the other significant additions to our operating costs and expenses in the first nine months of 2017 were:

·	a 30% increase in bank charges and interest, to $1,276,224, most of which is attributable to credit card fees, which increased as our sales increased; and

·	a 50% increase in office and general expense, to $374,987, largely attributable to the increase in our personnel and overall expansion of our operations.

Our total operating expenses ($3,357,992 in the third quarter of 2017 and $10,174,744 in the first nine months of 2017) were partially offset by net other income ($584,183 in the third quarter of 2017 and $581,500 in the first nine months of 2017), the majority of which was realized as gain on currency exchange among our subsidiaries. In addition, by applying the deficits that we had accumulated in prior years, we were able to avoid any provision for income taxes in the first nine months of 2017. Therefore, we recorded net income of $2,785,358 in the third quarter of 2017 (compared to net loss of $1,278,191 in the third quarter of 2016) and net income of $711,816 for the first nine months of 2017 (compared to a net loss of $1,660,610 in the first nine months of 2016). However, Sinorama Corporation owns, indirectly, only 66.7% of Vacances Sinorama and only 51% of Sinorama Voyages. As a result, the share of the net income and net loss incurred by those subsidiaries that is allocable to the minority interest is deducted from our income or loss as net income or net loss attributable to non-controlling interest. The remainder, the portion attributable to the Company, was net income of $1,791,875 ($.12 per share) for the third quarter of 2017 and a net income of $432,564 ($.03 per share) for the first nine months of 2017, compared to net loss attributable of $846,659 and $1,154,692 in the three and nine months ended September 30, 2016.

Our reporting currency is the U.S. dollar. The local currencies of our operating subsidiaries, the Canadian dollar and the Euro, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate quoted by the Bank of Canada on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For three and nine months ended September 30, 2017, foreign currency translation adjustments of $(157,431) and $(363,204), respectively, have been reported as other comprehensive loss attributable to the Company in the consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

As of September 30, 2017, the Company had $4,686,303 in cash and cash equivalents (include $1,321,286 in cash restricted by Canadian laws that require travel agents to maintain certain deposits relative to their unfulfilled sales). At the same time, we had a working capital deficit of $4,669,025, which had decreased by $712,094 during the first nine months of 2017, primarily due to our private sales of common stock. The primary factors determining our working capital deficit at September 30, 2017 were customer deposits of $33,893,902 representing prepayment by customers of tours they have booked, partially offset by our prepayment and deferred expense asset totaling $21,144,546, most of which represents our prepayment to vendors for those tours. Customer deposits exceed our prepayments because we generally require customers to deposit the full cost of a trip some time in advance of departure, but our vendors do not require us to pay in full until the customer disembarks from the tour. The difference of $12,749,356 between customer deposits and Company prepayments will have to be funded by cash flow from future operations, at least to the extent of the $8,063,053 by which it exceeds our September 30, 2017 cash resources.

Our operations used $4,205,244 in cash during the first nine months of 2017. The use of cash reflects our strategic decision to utilize our cash resources to fund promotion of our brand and improvements in customer service, so as to achieve a significant position in the travel market. The primary use of cash was an increase of $10,448,854 in our prepayments, only partially offset by customer deposits of $8,883,479. This reversal of the usual balance between prepayments and customer deposits tends to occur during our third quarter, as a result of the seasonality of sales, and is usually corrected in the fourth quarter. In addition, we used $2,194,736 to repay related parties and $2,799,320 to fund the operations of related parties. These related party transactions reflect our practice of doing business with travel business owned by our Chairman and/or CEO in order to obtain the benefits of their contacts within the international travel industry.

In the first nine months of 2016, the use of $3,173,663 in cash for operations was primarily the result of the seasonality of sales described above, as we increased our customer deposits by only $5,082,595 but made prepayments of $8,815,114. For the entirely of 2016, the increase in our customer deposits exceeded the increase in our prepayments by $8,987,992.

The Company's operations require very little in fixed assets - at September 30, 2017 the total of net value fixed assets was $296,381. This enables the Company to devote its cash resources to operations, with cash used in purchase of property and equipment being only $73,764 in the first nine months of 2017 and $100,691 in the first nine months of 2016.

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

As of September 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, as a result of the following material weaknesses:

☐	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

☐	inadequate segregation of duties consistent with control objectives; and

☐	ineffective controls over period end financial disclosure and reporting processes.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2017 to September 30, 2017, Sinorama sold 486,000 shares of common stock to 16 investors for the price of USD $1.50 per share. The shares were sold to investors that are accredited investors and were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as the purchasers reside in countries other than the United States.

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

SINORAMA CORPORATION. (Registrant)

Signature	Title	Date

/s/ JING Wenjia	Chief Executive Officer	November 17, 2017
JING Wenjia	(Principal Executive Officer)

/s/ ZHAO Hongxi	Chief Financial Officer	November 17, 2017
ZHAO Hongxi	(Principal Financial and Accounting Officer)

