Form 10-K
period 2017-12-31
Sinorama Corp
filed 2018-04-17
CIK 1687505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Registrant’s telephone number, including area code: 514-866-6888)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

As of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $26,182,600, based on the average of the bid and asked prices for the common stock on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 17, 2018, there were 15,186,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Item 1.    Business

SINORAMA CORPORATION (“Sinorama”, the “Company” “we” or “us”) was incorporated in the State of Florida on June 30, 2016. The Company’s principal corporate address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. Our telephone number is 514-866-6888. Our website address is www.sinoramacorporation.com.

We are a travel operator company. Our revenues are generated from the sale of self-developed products, including Bus Tour Products and Asian Tour Products. We also sell Third Party Products (air tickets, hotel, etc.). Revenues have grown rapidly since 2013, primarily driven by sale of our self-developed Asian Tours Products. Every year, over 10,000 tourists from North America, Europe, Australia and New Zealand have traveled to Asia with Sinorama, while tens of thousands of tourists from China and around the world traveled with Sinorama in Canada, the United States and Europe.

Reorganization

The Company’s subsidiaries include Sinorama Tours Co., Ltd., Simon Qian Voyages, Inc., Vacances Sinorama Inc., and Sinorama Voyages:

Sinorama Tours Co., Ltd. ("Sinorama Tours") is a privately held Limited Company registered in Samoa on June 3, 2015.

Simon Qian Voyages Inc. (“Simon Qian Voyages”) was established on October 12, 2012 under the laws of Canada. Until June 9, 2016, Ms. Jing Wenjia was the sole shareholder of Simon Qian Voyages.

Vacances Sinorama Inc. (“Vacances Sinorama”) is a privately held, for-profit travel producer and seller, incorporated in Quebec, Canada in December 2004. Initially, Mr. Qian Hong owned all the outstanding shares of Vacances Sinorama. In December 2014 Mr. Qian Hong transferred 66.67% of the outstanding shares of Vacances Sinorama to Simon Qian Voyages.

Sinorama Voyages (“Sinorama Voyages”) is a privately held, for-profit travel producer and seller, incorporated in France in February 2012. Until May 9, 2016, Mr. Qian Hong owned 51% of Sinorama Voyages.

On June 30, 2016, the Company engaged in a corporate reorganization to roll several controlled entities (now referred to as the “subsidiaries”) into Sinorama Corporation. The specific transactions related to this reorganization are as follows:

•	On May 9, 2016, Mr. Qian Hong transferred his 51% interest in Sinorama Voyages to Sinorama Tours.

•	On June 9, 2016, Ms. Jing Wenjia transferred sole ownership of Simon Qian Voyages to Sinorama Tours, which then owned 100% of Simon Qian Voyages and, indirectly, 66.67% of Vacances Sinorama, as well as 51% of Sinorama Voyages.

•	On June 30, 2016, Sinorama Corporation issued a total of 11,000,000 shares of its common stock to the shareholders of Sinorama Tours in exchange for 100% of the outstanding shares of Sinorama Tours.

The control of the entities was not changed by the reorganization, as all five entities remained under the control of Mr. Qian Hong and/or his wife, Ms. Jing Wenjia. Accordingly, we have treated the combination, for accounting purposes, as a corporate restructuring (reorganization) of entities under common control. Thus, the current capital structure has been presented retroactively in prior periods as if such structure existed at that time, and, in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods during which such entities were under common control. Non-controlling interests in the subsidiaries are related parties and therefore were not adjusted to fair value as a result of the reorganization.

Our Operations

Sinorama Corporation is an integrated travel producer and seller which enjoys a good reputation within the tourism industry, with a team of 167 full time professionals and experienced employees. The Company provides Bus Tours, Asian Tours, as well as sales of third-party products such as air tickets, hotels and other travel products. Sinorama Corporation has achieved a combination of traditional tourism industry and E-commerce, while covering a wide range of business. We offer travel products and services primarily through the following distribution methods: the agency methods, online retail methods and offline store sales methods.

Under the agency methods, another travel agency acts as the agent in the transaction. It provides real-time search, pricing, booking, change and payment for travelers, Sinorama provides integrated itinerary creation for travelers, who use the services of agency methods for both leisure and business travel.

Under the online and offline sales methods, we provide real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers, who use the services of online and offline travel methods for both leisure and business travel.

Bus Tour Services

Bus Tour Services are provided mostly by local tour operators. Sinorama conducts a rigorous process in designing travel products and services before selling these products to our customers, and we participate in the design of bus tours. We independently determine the prices charged to customers for bus tours, as well as the prices paid to suppliers and subcontractors, because we are the primary obligor in the arrangement as we are responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts we enter into with our customers. We are the party retained by and paid by our customers. In situations of customer disputes, where the customer files a complaint or demands a refund, we assume risks and responsibilities for the delivery of bus tours and we are responsible for refunding the customers their payments. Bus Tour revenues are recognized when customers depart from the trips. Revenues from bus tour services are recognized on gross basis, which represent amounts charged to and received from customers, as we are the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Services

Asian Tour Services are provided mostly by cross-border travel operators. Sinorama conducts a rigorous process in designing travel products and services before selling these products to our customers, and participates in the design of Asian tours. We independently determine the prices charged to customers for Asian tours, as well as the prices paid to suppliers and subcontractors, because we are primary obligor in the arrangement as we are responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts we enter into with our customers. We are the party retained by and paid by our customers. In situations of customer disputes, where the customer files a complaint or demands a refund, we assume risks and responsibilities for the delivery of Asian tours and we are responsible for refunding the customers their payments. The Company recognizes Asian tour services revenues and other travel-related services such as visa processing services on the date that tours or the flights departure, provided that evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain at the end of the period, and collection of the resulting receivable is deemed probable. Customers are required to pay in full before flights departure.

Third Party Products Sales

The Company conducts a rigorous review in selecting travel products and services before selling these products to our customers. We independently determine the prices charged to customers for Third Party Products Sales, because we are the primary obligor in the arrangement as we are responsible for the ultimate customer acceptance for all products and services rendered. Such commitment is also made in the contracts we enter into with our customers. We are the party retained by and paid by our customers. In situations of customer disputes, where the customer files a complaint or demands a refund, we assume risks and responsibilities for the delivery of products and we are responsible for refunding the customers their payments. Revenue for third party products reservations is recognized at the time of the booking of the reservation. The third-party products are normally derived from air ticket, hotel reservation, cruise, and insurance.

Revenues have grown rapidly since 2013, primarily driven by sale of our self-developed Asian Tours products. Every year, over 10,000 tourists from North America, Europe, Australia and New Zealand traveled to Asia with Sinorama, while tens of thousands of tourists from China and around the world traveled with Sinorama in Canada, the United States and Europe. Sinorama is currently engaged in all facets of E-commerce development in the field of tourism, and has now established a strategic position for North American-European-Asian.

Our operating subsidiaries are Vacances Sinorama Inc. and Sinorama Voyages:

•	Vacances Sinorama Inc. (“Vacances Sinorama”), is a privately held, for-profit travel producer and seller, incorporated in Quebec, Canada in December 2004. Vacances Sinorama is a large integrated tour company providing Bus Tours, Asian Tours, air tickets, hotel reservations, cruises and other travel services to its customers worldwide. Vacances Sinorama facilitates travel commerce with online and offline travel businesses, targeting both the business to customer (“B2C”) and the business to business (“B2B”) travel marketplace. The office address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. We have 149 full time professional and experienced employees.

•	Sinorama Voyages (“Sinorama Voyages”) is a privately held, for-profit travel producer and seller, incorporated in France in February 2012, Sinorama Voyages is an integrated travel company providing Bus Tours, Asian Tours, air tickets and other services to its customers worldwide. Sinorama Voyages facilitates travel commerce with online and offline travel businesses. Sinorama Voyages is providing both the B2C and B2B travel marketplace. The office address is 23-25 Road Berri, 75008 Paris. We have 18 full time professional and experienced employees.

Sourcing Product

We aggregate our tours from a wide variety of sources. Our principal Asian Tours, however, which accounted for 77% of our revenue in 2017, are primarily aggregated from a number of significant vendors. During 2017, our payments to each of the following vendors represented 5% or more of our cost of goods sold for the year: Flash Travel, Sinorama International Travel, Hubei Sinorama, Chongqing Yangtze Gold Cruise Co., Ltd. and Chongqing New Century. Each of those vendors is located in either the PRC or Hong Kong. None of those vendors is a related party to the Company.

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

Marketing

We advertise our services through a multi-channel marketing program, which includes newspaper advertisements, email and online marketing, promotional shows on cable travel networks, and inclusion in travel-oriented websites. We frequently utilize large-size pop-up LED advertisements (e.g. on the facade of the NASDAQ building in Manhattan) to associate our brand with the aesthetic intrigue of Asian travel.)

Wholesale Distribution

Most of our marketing is direct to travelers. However, we also market to other travel agencies and aggregators. Several of these are related parties. See: "Related Transactions" later in this prospectus. Our sales to related parties are made on the same terms as we offer to unrelated third parties.

 Plan of Operations

We plan to continue to expand our operations, until we achieve the critical mass necessary for profitable operations. Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●	Design new products– Seek to design some more new tour products to compete with competitors.

●	Advertising and Marketing – Work with several marketing companies to develop brand identity, marketing materials, and update our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its tour services.

●	Offer tours all over the world – We are committed to becoming the best Chinese tourism brand across the world. In the next year we plan to: (1) serve 35,000 customers worldwide with our Asia tours; (2) organize 10,000 Americans to visit China; (3) launch our Chinese outbound tourism business in North America and Europe.

●	Language skills training-The Company plans to engage and train over 200 tour leaders in the European, American and Chinese markets, covering such languages as English, French, German, Spanish, Japanese and Korean.

Our Industry

The Statistical Annex of the United Nations World Tourism Organization World Tourism Barometer (UNWTO World Tourism Barometer) presented full year results for international tourism in 2015, based on preliminary data for international overnight visitors reported by destinations around the world.

The number of international tourists (overnight visitors) reached 1,184 million in 2015, 50 million more than in 2014. With a 4.4% increase, 2015 marks the sixth consecutive year of robust growth above the long-term average since the financial crisis of 2009. As of 2015, international tourism had gained 256 million arrivals since the pre-crisis year of 2008.

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

Our Strengths

Management believes the following strengths have contributed to our success:

•	multiple language service offerings;
•	advanced and scalable proprietary technology;
•	large and diversified customer base;
•	trusted brand powered by compelling customer experience;
•	comprehensive product offerings; and
•	extensive supplier network and strong supply chain management expertise.

Our Strategies

Our goal is to become a worldwide consumers’ destination for leisure travel products and services. We aim to further expand our online leisure travel market share by pursuing the following strategies:

•	expand product designation and offerings;
•	expand languages services offerings;
•	further grow user base and increase user engagement;
•	strengthen supply chain management;
•	enhance online platform;
•	continue to invest in technology and product development capabilities; and
•	pursue strategic acquisitions.

Our Challenges

The successful execution of our business plan is subject to risks and uncertainties related to our business and industry, including those relating to our ability to:

•	continue to provide competitive travel products and services;
•	continue to provide competitive languages services;
•	maintain the quality of customer services;
•	adequately control and ensure the quality of travel products and services sourced from the Company itself and travel suppliers;
•	achieve and maintain profitability given our history of net losses;
•	adapt to the more stringent regulations on tour operators under the newly promulgated Tourism Law;
•	compete successfully against existing and new competitors;
•	enhance the Company brand recognition;
•	manage the proceedings or claims arising from travel-related accidents or customer misconducts;
•	maintain the satisfactory performance of the Company online platform and management systems; and
•	attract, train and retain qualified personnel.

Competition

The travel company industry is fragmented and highly competitive throughout the world. Our competitors in the market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include international products suppliers and travel companies with significant competitive services. Our many and powerful competitors will be an obstacle to our ability to achieve profitable operations.

The Company's corporate structure

Our primary business operations are conducted through our Canadian and French operating subsidiaries, Vacances Sinorama and Sinorama Voyages. For ease of reference, below is a chart that presents our current corporate structure.

Employees

As of December 31, 2017, we had 167 employees. None of our employees is represented by a labor union or similar collective bargaining organization.

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

Our operations to date have not been profitable. We may not be able to achieve profitability or avoid net losses in the future. Although our revenues have grown significantly in recent periods, such growth rates may not be sustainable and may decrease in the future. In addition, our ability to become profitable depends on various factors, including our ability to control our costs and expenses, which we expect will increase as we expand our business and invest more in product developments and sales and marketing. If our revenues fail to increase at the rate we anticipate, or if our costs and expenses increase at a more rapid rate than our revenues, we may not be able to achieve profitability and may incur greater losses.

We cannot assure that we will earn a profit or that our products will be accepted by consumers.

Our business is speculative and reliant on acceptance of our brand name by local communities, travelers and advertisers. Our operating performance is also heavily dependent on our ability to earn a profit from our services. We cannot assure that we will be successful or earn any revenue or profit, or that investors will not lose their entire investment.

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

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, QIAN Hong, our Chairman and Director, JING Wenjia, our Chief Executive Officer and Director, ZHAO Hongxi, our Chief Financial Officer and Director. They are developing our business, and our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales, which could adversely affect our financial results and impair our growth

Our Chief Executive Officer beneficially owns and controls a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Ms. JING Wenjia acts as our Chief Executive Officer and one of our Directors, and through her control of approximately 54.33% of our outstanding common stock, controls the Company and important matters relating to us. As a result of her positions and her control of our common stock, Ms. Wenjia controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors. In addition, Ms. Wenjia’s ownership of our common stock and control of the Company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ms. Wenjia’s ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a newly public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an emerging growth company. Until then, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm that must be performed, may reveal other material weaknesses or that our material weaknesses have not been fully remediated. If we do not remediate our material weaknesses, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individual will agree to become an employee, consultant, or independent contractor of Sinorama. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in monitoring the Company's compliance with its disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of three directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation, and benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing a lawsuit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as required by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing a lawsuit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on the Company's behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our management has limited experience managing a public company.

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements attendant to being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and more expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The new technologies of the internet market make it much easier for individuals to plan the details of their own trips.

The new technologies of the Internet make it much easier for affluent individuals and others to plan the details of their own trips, thereby eliminating the fees we hope to collect. Such self-managed trips have caused many travel operators to go out of business in recent years and may continue to cause travel agencies to go out of business.

Uncertainty and adverse changes in the general economic conditions of the markets in which we will participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we will participate. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions in general. These changes may negatively affect our sales or increase our exposure to losses. These possible changes may also affect the ability of a company like us to raise sufficient capital in the US equity market in the future.

Risks Related to Regulation

As a result of our becoming a public company, we will become subject to additional reporting and corporate governance requirements that will require management time, resources and expense.

Since the Company's initial public offering commenced in January 2017, we have been obligated to file with the U.S. Securities and Exchange Commission annual and quarterly information and other reports that are specified in the U.S. Securities Exchange Act of 1934. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which will impose significant compliance and reporting obligations upon us.

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

A slowdown or other adverse developments in the Canadian or the French economy may materially and adversely affect our customers, demand for our products and our business.

We are a holding company and our operations are entirely conducted in Canada and France. In addition, most of our revenues are currently generated from sales in Canada and France. Although the Canadian and French economies have grown in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in Canada or in France may materially reduce the demand for our products and have a materially adverse effect on the results of our operations.

Risks Relating to Our Common Stock

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. Some of these exemptions are also available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by non-affiliates).  We have elected to adopt these reduced disclosure requirements.  We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $75 million on the last day of our second fiscal quarter, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company we are not required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K; or

•	present any selected financial data in such registration statements and annual reports filings made by the Company.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 15,186,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, without consent of any of our stockholders. At any time or times, we may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. However, we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

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

Because our officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Our officers and directors live outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors, or obtain judgments against them outside of the U.S. that are predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Item 2.    Properties.

In June, 2016 Vacances Sinorama leased office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, and made lease payments of approximately $290,734 per year. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease payments for 120 months.

The office address is full 4th floor of the La Plaza Swatow, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. We use it primarily for our information technology, e-commerce operations and marketing.

Vacances Sinorama leases office space under non-cancellable operating lease agreements that expire in December 2021. Under the terms of those leases, Vacances Sinorama paid approximately $22,061 in lease deposits and committed to lease and management fee payments of approximately $15,515 per month for 60 months from March 2016. The office address is La Plaza Swatow, Office 518, P.O. Box 008, 998 Blvd, Saint-Laurent, Montreal, QC H2Z 9Y9. We use it primarily for our airline ticket operations and our Asia Tour Department

 In July 2015, Vacances Sinorama entered into a new lease agreement for the premises of its bus tour operations. Under the terms of the lease, Vacances Sinorama paid approximately $15,194 in lease deposits, and is committed to lease and management fee payments of approximately $5,134 per month for 60 months. The office address is 988 Clark Street, Montreal, QC H2Z 1J9.

In February, 2015, Sinorama Voyages leased office space under a non-cancellable operating lease agreement. Under the terms of the lease, Sinorama Voyages paid approximately $13,894 in lease deposits, and lease expense payments of approximately $4,869 per month. Under the terms of the lease agreement, from February, 2016, Sinorama Voyages was committed to lease expense payments of approximately $4,857 per month for 96 months. The office address is 23-25 Road Berri, 75008 Paris, France.

 The Company does not own any real property. We believe the premises now under lease will be adequate for our operations for the foreseeable future.

Item 3.    Legal Proceedings.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not involved in any such legal proceedings nor are we aware of any claims that we believe will have a material adverse effect on our business, financial condition or operating results

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

 Our common stock has been listed for quotation on the OTC Pink Market since April 12, 2017. It is currently listed under the symbol “SNNN.” The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Pink Market. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low

June 30, 2017	$100.00	$1.50

September 30, 2017	$4.10	$4.08

December 31, 2017	$4.08	$0.30

Holders of Securities

As of April 17, 2018, we had 132 shareholders of record and 15,186,000 outstanding shares of common stock, par value $0.001.

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

Recent Sales of Unregistered Securities

The Company did not effect any unregistered sale of securities during the fourth quarter of 2017.

Item 6.    Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. See “Cautionary Statement Regarding Forward Looking Statements” above.

Restatement of Prior Financial Information

In this Annual Report on Form 10-K, the Company restated its Consolidated Balance Sheet as of December 31, 2016 and the related Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash flows for the fiscal year ended December 31, 2016.

The effects of the accounting adjustments made as a part of the restatement of our consolidated financial statements are more fully discussed in Note 2 — “Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements contained in this Annual Report on Form 10-K.  For a description of the material weaknesses identified as a result of the audit and our internal reviews, see Item 9A "Controls and Procedures" contained in this Annual Report on Form 10-K.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 has not been amended. These activities are referred to in this Management’s Discussion and Analysis as the “Restatement.”

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table shows key components of the results of operations during the year ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Change
	2017	2016	$	%
		(Restated)
Revenue:
Asian Tours	$75,348,329	$60,562,585	$14,785,744	24%
Bus Tours	14,199,018	9,611,893	4,587,125	48%
Third party product sales	8,730,374	7,481,569	1,248,805	17%
Total revenue	98,277,721	77,656,047	20,621,674	27%
Cost of Sales	84,998,447	71,595,860	13,402,587	19%
Gross Profit	13,279,274	6,060,187	7,219,087	119%
Operating costs and expenses:
Salaries and employee benefits	4,665,031	3,638,470	1,026,561	28%
Advertising and promotion	6,426,580	5,116,848	1, 309,732	26%
Rent and occupancy charges	326,221	291,409	34,812	12%
Office and general	475,181	496,179	(20,998)	(4)%
Bank charge and interest	1,736,173	1,406,860	329,313	23%
Business taxes and licenses	84,137	27,210	56,927	209%
Professional fees	265,881	435,927	(170,046)	(39)%
Depreciation of property and equipment	50,766	37,820	12,946	34%
Insurance	49,825	32,920	16,905	51%
Other expense	3,719	5,497	(1,778)	(32)%
Total operating costs and expenses	14,083,514	11,489,140	2,594,374	23%
Losses from operations before other income and income taxes	(804,240)	(5,428,953)	4,624,713	—
Other income (loss)	232,793	(211,349)	444,142	—
Losses from operations before income taxes	(571,447)	(5,640,302)	5,068,855	—
Income tax	-	(56,954)	56,954	(100)%
Net loss	(571,447)	(5,583,348)	5,011,901	—
Comprehensive loss	$(591,110)	$(5,323,546)	$4,732,436	—

Our revenue increased by 27% (or $20,621,674) in 2017 compared to 2016. The overall growth rate was much lower than we experienced during 2016, primarily due to a significant fall-off in revenue from our French operations. Whereas net sales by our Canadian operations increased 39% from 2016 to 2017, net sales by our French operations fell 22% year-to-year. The significant fall-off in revenue from our French operations was mainly due to events that dampened interest in tourism: a series of terrorist attacks in Europe and the French election of 2017 being held in the peak period for customer reservation.

Although Bus Tours reported the largest percentage of revenue growth, 48% (or $4,587,125) from 2016 to 2017, Bus Tours remained only a modest portion of our business: 14% in 2017. Our Asian Tours remained the largest component of our business - Asian Tours accounted for 77% of our sales during 2017, and produced a 24% increase in sales during 2017. The much higher growth for Asian Tours compared with Bus Tours and Third-Party Products reflects our decision to focus capital resources on our Asian Tours products. During 2017 37,281 customers purchased an Asian Tour, an increase of 9,011 customers, or 32%, from the number of customers for our Asian Tours in 2016. The 5.6% reduction in revenue-per-customer reported for Asian Tours in 2017 reflected our efforts to expand volume by offering very competitive prices. These reductions in price were the result of a calculated decision to promote the Sinorama brand as a location for better service and lower prices than that offered by competitive travel agencies. We plan to continue to price our products aggressively until we reach a level of market share at which we can operate profitably even with a small gross margin but can also reduce the pressure on our prices without losing our competitive advantage.

Despite the 27% increase in revenue from 2016 to 2017, our gross profit increased 119%, as gross margin increased from 7.8% in 2016 to 13.5% in 2017. This increase was the result of margin expansion in all three segments: Asian Tour, Bus Tour and Third Party Products.

Our operating expenses increased by 23% from 2016 to 2017, due to our decision to devote capital resources to the expansion of our operations. We added 13 employees, which caused salaries and employee benefits to increase by $1,026,561, or 28%. That increase in employee head-count, however, allowed us to promote the benefits of our customer service, particularly our expansive ability to provide customer service in multiple languages, which we look to as the foundation for our acquisition of market share.

The most significant increase in operating expenses, however, was the 26% increase in advertising and promotion expense from 2016 to 2017. While the 27% increase in our revenue from 2016 to 2017 can be, in large part, attributed to the increase in marketing efforts, we expect to see benefits from 2017 advertising expenses accruing in coming years, as we are aggressively planting an awareness of our brand in the public consciousness. Since travel is more often a planned expenditure than an impetuous one, much of the goal of our advertising expenditures has been to cause potential customers to remember us when the time comes for their travel decision. This process requires, therefore, that we make investments today in brand promotion that will only fully flower in future years.

Among the other significant additions to our operating costs and expenses in 2017 was a 23% increase in bank charge and interest, to $1,736,173, most of which is attributable to credit card fees, which increased as our sales increased

After deducting our total operating expenses ($14,083,514 in 2017 and $11,489,140 in 2016), adjusting for a relatively minor amount of other income (expense), and taking into account a small amount of income tax expense/benefit, we recorded a net loss of $571,447 in 2017 and a net loss of $5,583,348 in 2016. However, Sinorama Corporation owns, indirectly, only 66.7% of Vacances Sinorama and only 51% of Sinorama Voyages. As a result, the share of the losses incurred by those subsidiaries that is allocable to the minority interest is deducted from our loss as a net loss attributable to non-controlling interest. The remainder, the net gain (loss) attributable to the Company, was a net loss of $712,547 for 2017 and a net loss of $3,455,486 for 2016. If and when our operating subsidiaries again become profitable, we will deduct from those profits on our Statements of Operations the portion of the profits attributable to the minority interests.

Our reporting currency is the U.S. dollar. The local currencies of our operating subsidiaries, the Canadian dollar and the Euro, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate quoted by the Bank of Canada on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For 2017 and 2016, foreign currency translation adjustments of $4,261 and $(141,674), respectively, have been reported as other comprehensive loss attributable to the Company in the consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended December 31,
	2017	2016 (Restated)
Net cash used in operating activities	(1,554,098)	(1,575,812)
Net cash used (provided by) in investing activities	(1,516,332)	596,140
Net cash provided by financing activities	729,000	3,700,000
Effect of exchange rate fluctuation on cash and cash equivalents	1,538,235	6,539
Net decrease(increase) in cash and cash equivalents	(803,195)	2,726,867
Cash and cash equivalents, beginning of year	8,552,997	5,826,130
Cash and cash equivalents, ending of year	$7,749,802	$8,552,997

As of December 31, 2017, the Company had $7,749,802 in cash and cash equivalents (include $3,162,969 in cash restricted by Canadian laws that require travel agents to maintain certain deposits relative to their unfulfilled sales). At the same time, we had a working capital deficit of $5,694,466, which had decreased by $553,223 during 2017, primarily due to the $571,447 net loss recorded in 2017. The primary factors determining our working capital deficit at December 31, 2017 were customer deposits of $30,129,523, representing prepayment by customers of tours they have booked, partially offset by our prepayment and deferred expense asset totaling $13,728,133, most of which represents our prepayment to vendors for those tours. Customer deposits exceed our prepayments because we generally require customers to deposit the full cost of a trip some time in advance of departure, but our vendors do not require us to pay in full until the customer disembarks from the tour. The difference of $16,401,390 between customer deposits and Company prepayments will have to be funded by cash flow from future operations, at least to the extent of the $8,651,588 by which it exceeds our December 31, 2017 cash resources.

Our operations used $1,554,098 in cash during 2017. The use of cash reflects our strategic decision to utilize our cash resources to fund promotion of our brand and improvements in customer service, so as to achieve a significant position in the travel market. The primary use of cash was an increase of $ $5,455,032 in amounts due from related parties, which was only partially offset by the $2,208,847 decrease in amounts that we owe to related parties. These related party transactions reflect our practice of doing business with travel business owned by our Chairman and/or our CEO in order to obtain the benefits of their contacts within the international travel industry.

During 2016, the use of $1,575,812 in cash for operations was the result of the $5,583,348 net loss that we incurred in that year. The use of cash was less than the net loss primarily because we increased our customer deposits by $9,351,963 while reducing prepayments by $548,169.

The Company's operations require very little in fixed assets - at December 31, 2017 the total net value of our fixed assets was $329,013. This enables the Company to devote its cash resources to operations, with cash used in purchase of property and equipment being only $125,189 in 2017 and $120,042 in 2016.

We anticipate that our future liquidity requirements will arise from the need to fund our growth and pay current obligations. For the near term, we expect our operations to continue to use cash. Therefore, the primary sources of funding for our cash requirements are expected to be funds obtained from equity offerings and/or debt financing. During 2016 we obtained the cash used in operations by issuing common stock for aggregate payments of $3,700,000. This was supplemented during the first half of 2017 by sales of common stock for $729,000. However, we have no commitments at this time for such financing, and we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, so as to remain a going concern.

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

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Sinorama Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sinorama Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, Changes in stockholders’ deficits, and cash flows for each of the years in the two-years period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Restate of Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2016 consolidated financial statements have been restated to correct a misstatement.

/s/ ZH CPA LLP

We have served as the Company’s auditor since 2018.

Vancouver, Canada
April 17, 2018

SINORAMA CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2017	2016
		(Restated)
Assets
Current Assets:
Cash and cash equivalents	$4,586,833	$6,181,785
Restricted cash	3,162,969	2,371,212
Short term investment	1,679,560	210,148
Accounts receivable, net	1,566	233,361
Amount due from related parties	9,726,305	3,563,858
Prepayments & deferred expenses	13,728,133	9,052,700
Other receivable	966,308	728,887
Total current assets	33,851,674	22,341,951

Long term deposits	1,555,846	2,065,019
Property and Equipment, net	329,013	235,173
Total assets	$35,736,533	$24,642,143

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$9,244,983	$4,258,304
Customer deposits	30,129,523	22,772,259
Payroll payable	164,058	123,644
Amount due to related party	7,576	1,435,433
Total liabilities	$39,546,140	$28,589,640

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 15,186,000 and 14,700,000 and issued and outstanding at December 31, 2017 and 2016, respectively	15,186	14,700
Additional paid-in capital	5,211,616	4,483,102
Accumulated Deficits	(5,935,857)	(5,471,480)
Accumulated other comprehensive income	391,622	395,883
Total shareholders’ deficits of the Company	(317,433)	(577,795)
Non-controlling interests	(3,492,174)	(3,369,702)
Total shareholders’ deficits	(3,809,607)	(3,947,497)
Total liabilities and shareholders’ deficits	$35,736,533	$24,642,143

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN US DOLLARS, EXCEPT SHARES DATA)

	For The Year Ended December 31,
	2017	2016
		(Restated)
Revenue:
Asian Tours
Related Parties Sales	$18,902,016	$26,162,613
Third Parties Sales	56,446,313	34,399,972
Total Asian Tours	75,348,329	60,562,585
Bus Tours
Related Parties Sales	231,621	38,007
Third Parties Sales	13,967,397	9,573,886
Total Bus Tours	14,199,018	9,611,893
Third Party Product Sales
Related Parties Sales	240,529	81,574
Third Parties Sales	8,489,845	7,399,995
Total Third-Party Product Sales	8,730,374	7,481,569
Total revenue	98,277,721	77,656,047
Cost of Sales	84,998,447	71,595,860
Gross Profit	13,279,274	6,060,187
Operating costs and expenses:
Salaries and employee benefits	4,665,031	3,638,470
Advertising and promotion	6,426,580	5,116,848
Rent and occupancy charges	326,221	291,409
Office and general	475,181	496,179
Bank charge and interest	1,736,173	1,406,860
Business taxes and licenses	84,137	27,210
Professional fees	265,881	435,927
Depreciation of property and equipment	50,766	37,820
Insurance	49,825	32,920
Other expense	3,719	5,497
Total operating costs and expenses	14,083,514	11,489,140
Losses from operations before other income and income taxes	(804,240)	(5,428,953)
Other income(expense)	232,793	(211,349)
Losses from operations before income taxes	(571,447)	(5,640,302)
Income tax	-	(56,954)
Net loss	(571,447)	(5,583,348)
Less: net income(loss) attributable to non-controlling interests	(107,070)	(2,127,862)
Net loss attributable to the Company	$(464,377)	$(3,455,486)
Other comprehensive income(loss):
Foreign currency translation adjustments	(19,663)	259,802
Foreign currency translation adjustments attributable to non-controlling interests	(15,402)	118,128
Foreign currency translation adjustments attributable to the Company	(4,261)	141,674
Comprehensive loss	$(591,110)	$(5,323,546)
Less: Comprehensive income(loss) attributable to non-controlling interests	(122,472)	(2,009,734)
Comprehensive income(loss) attributable to the Company	$(468,638)	$(3,313,812)
Basic and diluted earnings per share	$(0.03)	$(0.29)
Weighted average number of shares outstanding basic and diluted	15,054,639	11,786,889

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICITS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN US DOLLARS, EXCEPT SHARES DATA)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other comprehensive	Non- Controlling	Total Shareholders’
	Shares	Amount	capital	Deficits	income	Interest	deficit
Balance at January 1, 2015	11,000,000	$11,000	$786,802	$(2,015,994)	$254,209	$(1,359,968)	$(2,323,951)
Net loss				(3,455,486)		(2,127,862)	(5,583,348)
June 3, 2015 Shares issued	3,700,000	3,700	3,696,300				3,700,000
Foreign currency translation adjustments (Restate)					141,674	118,128	259,802
Balance at December 31, 2016 (Restated)	14,700,000	$14,700	$4,483,102	$(5,471,480)	$395,883	$(3,369,702)	$(3,947,497)
Net income(loss)				(464,377)		(107,070)	(571,447)
Shares issued	486,000	486	728,514				729,000
Foreign currency translation adjustments					(4,261)	(15,402)	(19,663)
Balance at December 31, 2017	15,186,000	$15,186	$5,211,616	$(5,935,857)	$391,622	$(3,492,174)	$(3,809,607)

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN US DOLLARS)

	For the Year Ended December 31,
	2017	2016
		(Restated)
Cash Flows from Operating Activities
Net loss	$(571,447)	$(5,583,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50,766	37,820
Changes in operating assets and liabilities:
Accounts receivable	239,993	(176,341)
Prepayments & deferred expenses	(2,931,704)	548,169
Other receivable	(167,555)	(578,935)
Due from related parties	(5,455,032)	(2,937,544)
Accounts payable and accrued liabilities	4,017,331	3,270,992
Customer deposits	5,446,900	9,351,963
Payroll Payable	25,497	4,471
Income taxes payable	-	(2)
Other payable	-	(15,100)
Due to related parties	(2,208,847)	(5,497,957)
Net cash used in operating activities	(1,554,098)	(1,575,812)

Cash Flows from Investing Activities
Short term investment	(1,391,143)	716,182
Purchases of property and equipment	(125,189)	(120,042)
Net cash provided by (used in) investing activities	(1,516,332)	596,140

Cash Flows from Financing Activities
Issue common stock	729,000	3,700,000
Net cash provided by financing activities	729,000	3,700,000

Effect of exchange rate fluctuation on cash and cash equivalents	1,538,235	6,539
Net increase(decrease) in cash and cash equivalents	(803,195)	2,726,867

Cash and cash equivalents, beginning of year	8,552,997	5,826,130
Cash and cash equivalents, ending of year	$7,749,802	$8,552,997

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
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

Reorganization on June 30, 2016

The control of the entities was not changed by the acquisition on June 30, 2016, as all of the entities remained under the control of Qian Hong and his wife, Jing Wenjia. Accordingly, we have treated the combination, for accounting purposes, as a corporate restructuring (reorganization) of entities under common control, and thus the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control. Since all of the subsidiaries were under common control for the entirely of the years ended December 31, 2017 and 2016, the results of these subsidiaries are included in the financial statements for both periods. Non-controlling interests in the subsidiaries are related parties and thus were not adjusted to fair value as a result of the reorganization.

Basis of presentation

The accompanying financial data have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year..

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Non-controlling interests represent the equity interest in Vacances Sinorama and Sinorama Voyages that are not attributable to the Company. Non-controlling interest is reported in the consolidated financial position within equity, separately from the Company’s equity, and net income or loss and comprehensive income or loss that are attributable to the Company and to the non-controlling interest are separately reported on the Statement of Operations.

Note 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENT

During the preparation of our Annual Report on Form 10-K for the fiscal year of 2017, the Company has discovered errors in cost and expense cutoff procedures, which resulted in misstatements in our previously issued consolidated financial statements for the year ended December 31, 2016. The consolidated financial statements for the year ended December 31,2016 have been restated to reflect the correction of the misstatements. The Company has also corrected certain disclosures related to the consolidated financial statements. The Company’s management discussed the circumstances surrounding the misstatements with the Board of Directors. In connection with the accounting review, the Company identified material weaknesses in its internal control over financial reporting, described in further detail in Item 9A, “Controls and Procedures,” contained in this Annual Report on Form 10-K. As a result of these misstatements, the Company has restated its consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	As of December 31, 2016
	As previously reported	Adjustment	Restated

Prepayments & deferred expenses	$9,234,410	(181,710)	$9,052,700
Total current assets	22,523,661	(181,710)	22,341,951
Total assets	24,823,853	(181,710)	24,642,143
Accounts payable and accrued liabilities	3,373,444	884,860	4,258,304
Total current liabilities	27,704,780	884,860	28,589,640
Total liabilities	27,704,780	884,860	28,589,640
Retained earnings	(4,750,659)	(720,821)	(5,471,480)
Accumulated other comprehensive income	387,917	7,966	395,883
Non-controlling interest	(3,015,987)	(353,715)	(3,369,702)
Total shareholders’ deficit	$(2,880,927)	(1,066,570)	$(3,947,497)

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

Note 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENT (continued)

	For the year ended December 31, 2016
	As previously reported		Restated
Cost of Sales	$70,864,211	$731,649	$71,595,860
Gross Profit	6,791,836	(731,649)	6,060,187
Advertising and promotion	4,767,320	349,528	5,116,848
Total operating costs and expenses	11,139,612	349,528	11,489,140
Losses from operations before other income and income taxes	(4,347,776)	(1,081,177)	(5,428,953)
Losses from operations before income taxes	(4,559,125)	(1,081,177)	(5,640,302)
Net loss	(4,502,171)	(1,081,177)	(5,583,348)
Less: net loss attributable to non-controlling interests	(1,767,506)	(360,356)	(2,127,862)
Net loss attributable to the Company	(2,734,665)	(720,821)	(3,455,486)
Foreign currency translation adjustment	245,195	14,607	259,802
Foreign currency translation adjustment attributable to non-controlling interests	111,487	6,641	118,128
Foreign currency translation adjustment attributable to the Company	133,708	7,966	141,674
Total comprehensive income	$(4,256,976)	$(1,066,570)	$(5,323,546)
Less: Comprehensive loss attributable to non-controlling interests	(1,656,019)	(353,715)	(2,009,734)
Comprehensive income(loss) attributable to the Company	(2,600,957)	(712,855)	(3,313,812)

Net loss per common share	(2,734,665)	(720,821)	(3,455,486)
Basic	$(0.23)	$(0.06)	$(0.29)
Diluted	$(0.23)	$(0.06)	$(0.29)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short term nature. The Group’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of December 31, 2017 and 2016, the cash on hand and cash in bank were $3,895,910 and $5,126,409, respectively. As of December 31, 2017 and 2016, the term deposits for IATA were $90,896 and $nil, respectively, the interest rate was between 0.95%, maturity was three months or less. As of December 31, 2017 and 2016, the short term deposits were $600,027 and $1,055,376, respectively, the interest rate was 0.2% to 0.50%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of December 31, 2017 and 2016, were $4,586,833 and $6,181,785, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The company can access the trust account only to administer it as trustee, cannot use funds from this account for personal or corporate purposes until the supplier is paid. As of December 31, 2017 and 2016, the restricted cash in the trust account was $3,162,969 and $2,371,212, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short term investments maturities are exceeding three months. As of December 31, 2017 and 2016, the short term investments were $1,679,560 and $210,148, respectively, the interest rates were between 0.65% to 1.5%, and the maturity was exceeding three months but less than twelve months.

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

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement (continued)

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2017 and 2016.

Financial assets and liabilities of the Company primarily comprise of cash and cash equivalents, restricted cash, Short term investment, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party and other payable. As at December 31, 2017 and 2016, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

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

The Company experienced nil and nil bad debts during the year ended December 31, 2017 and 2016, respectively.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Repair and maintenance costs are charged to expenses as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment is capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the assets and accumulated depreciation accounts with any resulting gain or loss reflected in the statements of operations and comprehensive loss.

Functional currency and foreign currency translation

As of and for the years ended December 31, 2017 and 2016, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. Dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“Canada dollar”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

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

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations, unrealized gains and losses from foreign currency transactions are recognized as other comprehensive income in the consolidated statements of operations.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional currency and foreign currency translation (continued)

The exchange rates used for foreign currency translation are as follows:

		2017	2016
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.7971/1.1998	0.7448/1.0553
Revenue and expenses	period weighted average	0.7708/1.1292	0.7550/1.1068

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

The Company income tax expenses (recovery) was $nil and (56,954) for the years ended December 31, 2017 and 2016, respectively.

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

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages’ functional currency, the Canadian dollar and the Euro, to its reporting currency, U.S. dollar.

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

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
December 31, 2017
Net sales	88,069,248	10,208,473		98,277,721
Operating income (losses)	695,220	(784,803)	(481,864)	(571,447)
Total assets	27,753,926	4,001,860	3,980,747	35,736,533
December 31, 2016 (Restated)
Net sales	63,326,273	14,329,774	-	77,656,047
Operating income (losses)	(2,992,176)	(2,341,294)	(306,832)	(5,640,302)
Total assets	17,535,049	3,646,925	3,460,169	24,642,143

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information and Geographic Data (continued)

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for the year ended December 31, 2017 and December 31, 2016:

	The Year Ended December 31,
	2017	2016
		(Restated)
Segment operating loss	$(571,447)	$(5,640,302)
Income tax expense	-	56,954
Foreign currency translation adjustments	(19,663)	259,802
Total Comprehensive loss	$(591,110)	$(5,323,546)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, restricted cash, Short term investment, accounts receivable, amount due from related parties, other receivables, Long term deposits and arising from its normal business activities. The carrying amounts of these financial instruments represent the maximum amount of loss due to credit risk. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are cash receipt in advance. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Exchange Rate Risks

 The Company operates in Canada and France, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the US$ and the CAD, Euro. In 2017, foreign exchange gain (losses) of $(86,674) is included in Operating costs and expenses (2016 - $1,167,624). As at December 31, 2017, cash and cash equivalents of $3,068,275 (CAD3,849,298) is denominated in CAD and are held in Canada (December 31, 2016 - $2,111,443 (CAD2,834,912), cash and cash equivalent of $1,456,257 (Euro1,213,749) is denominated in Euro and are held in France (December 31, 2016 - $ 2,297,734 (Euro2,177,313).

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

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently accounting pronouncements (continued)

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affect entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 a proposed Update, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective January 1, 2018. The impact on our consolidated financial statements and related disclosures was not material.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently accounting pronouncements (continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2017. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

NOTE 4. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is record in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company prepayments and deferred expenses for reserving tour availabilities were $13,728,133 and $9, 052,700 for the years ended December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016
		(Restated)
Prepayments for tour products	$13,718,946	$9,001,404
Prepaid expense	9,187	51,296
Total Prepayments and deferred expenses	$13,728,133	$9,052,700

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 5. OTHER RECEIVABLE

At December 31, 2017 and 2016, other receivable consists of the following:

	December 31,
	2017	2016
Tax on Value Added (TVA) (France)	$246,522	$245,621
GST/QST (Canada)	393,857	-
Income tax receivable (Canada)	69,769	376,611
Air Canada	46,812	43,740
Eva Airway Cor.	15,942	-
China Eastern Airlines	69,200	4,000
United Airline	1,734	4,438
Air China Ltd	23,913	22,265
JL Travel Marketing	12,275	11,470
Others	86,284	20,742
Total other receivable	$966,308	$728,887

The amount from Air Canada, Eva Airway Cor, China Eastern Airlines, United, Air China Ltd, JL Travel Marketing and others is pre-authorization holds for air tickets.

NOTE 6. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of December 31, 2017 and December 31, 2016, the Company has $1,199,800 and $1,055,307, respectively, in air ticket security deposit with CAGEP SARL, which is a member of the International Air Transport Association (IATA) and has the license to sale the air ticket to Sinorama Voyages. As of December 31, 2017 and 2016, the Company has $nil and $738,555 in security deposits with JP Morgan Chase, which is the security deposit for credit card usage and does not bear any interest. As of December 31, 2017 and 2016, the Company has $179,348 and $167,580 in deposit with OPC (Office of Consumer Protection) as travel company bankruptcy guarantee. The deposit does not bear any interest.

	December 31,
	2017	2016
CAGEP SARL	$1,199,800	$1,055,307
JP Morgan Chase	-	738,555
OPC	179,348	167,580
Swatow Development Inc.	95,618	74,150
Other deposit	81,080	29,427
Total Long term deposits	$1,555,846	$2,065,019

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 7. PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment, at cost, consist of:

	December 31,
	2017	2016
Computer equipment	$119,797	$19,419
Furniture & Fixture	21,106	5,688
Office equipment	94,229	80,059
Leasehold Improvement	395,942	362,880
Total property and equipment at cost	631,074	468,046
Accumulated depreciation	302,061	232,873
Total property and equipment, net	$329,013	$235,173

Depreciation expense was $50,766 and $37,820 for the years ended December 31, 2017 and 2016, respectively.

NOTE 8. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservation or the full payment must be paid by either check, debit card, credit card or cash before it can be confirmed. Customers must settle the total of all sums (due three months before departure). Otherwise, The Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company as the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If its marked “Final Sale”, which is non-refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date, when services are provided to the customers. Customer deposits from all customers were $30,129,523 and $22,772,259 at December 31, 2017 and 2016, respectively, and were recorded as a current liability in the consolidated balance sheets.

NOTE 9. NON-CONTROLLING INTERESTS

Vacances Sinorama Inc. and Sinorama Voyages are the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest recognized.

The 33.33% of Vacances Sinorama interest held by QIAN Hong is a non-controlling interest. ASC810-10-45 provides that the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 66.67% of Vacances Sinorama is owned by Simon Qian Voyages Inc., a wholly-owned subsidiary of Sinorama Tours.

The 39% of Sinorama Voyages equity held by YANG Ming and the 10% of Sinorama Voyages interest held by ZHAO Hongxi are also non-controlling interest, 51% of Sinorama Voyages interest held by Sinorama Tours.

ASC 810-10-50 requires that the company separately disclosed amounts attributable to shareholders’ equity and NCIs in the financial statements. For the year ended December 31, 2017, the comprehensive income attributable to shareholders’ equity and NCIs is $(122,472) and $ (468,638), respectively. For the year ended December 31, 2016, the comprehensive income attributable to shareholders’ equity and non-controlling interest is $(2,009,734) and $(3,313,812). As of December 31, 2017 and 2016 the NCIs were $(3.492,174) and $(3,369,702).

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 10. INCOME TAX

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

Canada

Simon Qian Voyages Inc. and Vacances Sinorama Inc. were incorporated in Canada and is subject to Canadian income tax. Simon Qian Voyages Inc. and Vacances Sinorama Inc. are subject to Canadian taxation on its activities conducted in Canada and income arising in or derived from Canada. The applicable statutory tax rate is 26.8%.

France

Sinorama Voyages was incorporated in France and is subject to France profit tax. Sinorama Voyages are subject to France taxation on its activities conducted in France and income arising in or derived from France. The applicable statutory tax is 33.33%.

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Current:
United States	$-	$-
Canada	-	(71,744)
France	-	14,790
Current provision	-	(56,954)

Deferred:
United States	$-	$-
Canada	-	-
France	-	-
Deferred provision	-	-
Total provision for income taxes	-	(56,954)

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 10. INCOME TAX (Continued)

The reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory income tax rates to income before income taxes is as follows:

	2017	2016 (Restated)
Income tax provision (benefit) at the statutory tax rates
United States	$(92,964)	$(104,323)
Canada	186,319	(804,895)
France	(194,030)	(781,652)
	(100,675)	(1,690,870)
Valuation allowance on U.S. net operating loss carryforwards	100,675	1,633,916
Total income tax provision (benefit)	$-	$(56,954)

Based upon an assessment of the level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, the Company provided valuation allowance of $100,675 as of December 31, 2017.

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

At December 31, 2017, Sinorama Corporation had net operating loss carryforwards of approximately $580,254, Vacances Sinorama Inc. had net operating loss carryforwards of approximately $2,192,367, Sinorama Voyages had net operating loss carryforwards of approximately $3,019,784, the company had a total net operating loss carryforwards of approximately $5,792,405.

NOTE 11. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2017	2016
Sinorama Reisen GmbH	$4,243,746	$1,469,472
Sinorama Holiday Inc.	2,790,843	1,154,894
Sinorama Group LLC	-	1,453
Sinorama Holiday Limited	2,388,881	935,418
Sinorama Travel Inc.	302,835
Others	-	2,621
Total	$9,726,305	$3,563,858

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 11. RELATED PARTY TRANSACTIONS (continued)

Amount due from related parties (continued)

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Reisen GmbH, which is 65% owned by the Chief Executive Officer (JING Wenjia), of $4,243,746 and $1,469,472, respectively. The amount was paid to suppliers for Sinorama Reisen GmbH to get favorable price in Group-buying, in order to reserve tour availabilities. The prepayment was non-interest bearing, payable on demand.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Group LLC., which is 100% owned by the Chairman (QIAN Hong) of the Company, of $nil and $1,453, respectively.

As of December 31, 2017 and 2016, the Company has a balance due from Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) of the Company and 20% owned by the Chief Executive Officer (JING Wenjia), of $2,790,843 and $1,154,894, respectively. The balance due, which arose from the purchase by Sinorama Holiday Inc. of travel products from Vacances Sinorama Inc., is non-interest bearing and due on demand.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Holiday Limited, which is 51% owned by the Chairman (QIAN Hong) of the Company, of $2,388,881 and $935,418, respectively. The balance due, which arose from the purchase by Sinorama Holiday Limited of travel products from Vacances Sinorama Inc, is non-interest bearing and due on demand.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Travel Inc., which is 51% owned by the Chairman (QIAN Hong), of $302,835 and $nil, respectively. The balance due, which arose from the purchase by Sinorama Travel Inc. of travel products from Vacances Sinorama Inc, is non-interest bearing and due on demand.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
Name of related parties	2017	2016
Sinorama Travel Vancouver Inc.	$-	$1,423,231
Simon Qian& Jing Wenjia	7,576	12,202
	$7,576	$1,435,433

As of December 31, 2017 and 2016, the Company had a balance due to Sinorama Travel Inc., which is 51% owned by the Chairman (QIAN Hong), of $nil and $1,423,231, respectively. Such payments were required by suppliers in China to be made in advance, in order to book tour availabilities. The amount was non-interest bearing and was due on demand.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 11. RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2017 and 2016, the Company had a balance due to Simon Qian, the Chairman of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company and owns 54.33% ownership of the Company. The Company had a balance due to Simon Qian and Jing Wenjia on those dates of $7,656 and $12,202, respectively. The debt was non-interest bearing and due on demand.

 Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	For the Year ended December 31,
Name of related parties	2017	2016
Sinorama Reisen GmbH	$7,789	$378
Sinorama Holiday Limited	3,714,825	3,767,725
Sinorama Holiday Inc.	14,667,058	11,990,715
Sinorama Travel Vancouver Inc.	984,494	10,523,376
Total	$19,374,166	$26,282,194

NOTE 12. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. There was no contingency of this type as of December 31, 2017 and 2016.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2017 and 2016.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In June, 2016 Vacances Sinorama leased office space under non-cancellable operating lease agreements. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, and made lease payments of approximately $290,734 per year. Under terms of the lease agreement, from June, 2017, Vacances Sinorama is committed to lease payments for 120 months.

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 12. CONTINGENCIES AND COMMITMENT (Continued)

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

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	534,582
2019	534,582
2020	534,582
2021	471,685
2022	313,285

SINORAMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016
(EXPRESSED IN US DOLLARS)

NOTE 13. BASIC AND DILUTED EARNINGS PER SHARE

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

	The Year Ended December 31,
	2017	2016

Numerator:
Net income available to common stockholders	$(464,377)	$(3,455,486)
Denominator:
Basic and diluted weighted-average number of shares outstanding	15,054,639	11,786,889
Net income per share:
Basic and diluted	$(0.03)	$(0.29)

NOTE 14. SUBSEQUENT EVENT

The Management of the Company evaluated subsequent events through the date these financial statements are available for issuance determined that there were no other reportable subsequent events to be disclosed.

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

As of December 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2017, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers*	Age	Position/Title
QIAN Hong	46	President, Chairman of the Board and Director
JING Wenjia	46	Chief Executive Officer and Director
ZHAO Hongxi	52	Chief Financial Officer and Director

*	The business address for QIAN Hong and JING Wenjia are La Plaza Swatow: Office 518, P.O.Box 008, 998 Boulevard Saint-Laurent, Montreal, Quebec. H2Z 9Y9.
The business address for ZHAO Hongxi is 23-25 Rue de Berri, 75008 Paris.

QIAN Hong, age 46, President/Director

Mr. QIAN is our founder and has served as our president and director since we were organized in June 2016. Mr. QIAN was one of the co-founders of Vacances Sinorama Inc., and served as President of that entity since 2005. From 2000 to 2005, Mr. QIAN served as Tour Leader of Huamin Company France, a travel company. Mr. QIAN served as Travel Managing Operator of Xi’an Holiday Travel Agency from 1994 to 1999. Mr. QIAN provides hands-on leadership, strategic direction and operations management with a focus on business development, exceptional quality services and fiscal accountability. Mr. QIAN studied French Language and Literature in Collège Jean Mennais, studied French Language and Literature in Xi’an International Studies University, and obtained a College Diploma of Commerce and Economics from Henan University of Finance and Economics. Mr. QIAN can speak Mandarin, French and English. Mr. QIAN was appointed to the Board of Directors in order to contribute his knowledge of the travel industry and the operations of the Company's subsidiaries.

Ms. JING Wenjia, age 46, Chief Executive Officer/Director

Ms. JING has served as our Chief Executive Officer and Director since we were organized in June 2016. Ms. JING is one of the cofounders of Vacances Sinorama Inc., and served as chief executive officer of that entity since 2005. She was responsible for travel operations, budget development, analysis and oversight; marketing including volume growth/program development; expense control; policy and procedure development and implementation; and process development to facilitate regulatory compliance. Ms. JING has more than 20 years in the travel industry. Formerly, Ms. JING was the Travel Managing Operator of Sino-France Economic and Cultural Center, served as a part-time Tour Guide for a travel agency in Shaanxi, China and an employee of Shaanxi Local Product Import and Export Cooperative. Ms. JING studied French and English Language and Literature in Xi'an International Studies University, and attended training for a Certificate in Consecutive and Simultaneous Conference Interpreting in the European Commission Joint Interpreting and Conference Service. Ms. JING’s can speak Mandarin, Cantonese, French and English. Ms JING was appointed to the Board of Directors in order to contribute her knowledge of the travel industry and the operations of the Company's subsidiaries.

Mr. ZHAO Hongxi, age-52, Chief Financial Officer/Director

Mr. ZHAO has served as our Chief Financial Officer and Director since we were organized in 2016. Since 2012, Mr. ZHAO served as general director of Sinorama Voyages. From 1999 to 2011, he served as director of Office of Consultation and management, CGSA, Paris. Previously he was employed as an Economic Assistant and interpreter by the Economic Department of the Chinese Embassy in Dakar, Senegal. He also served as an interpreter and translator in French for the Institute of Information Studies and Research of the National Automotive Technical Research Centre in Tianjin, China. Mr. ZHAO earned a Masters degree in Operational Marketing from Private High School of Computer Science and Management in Paris, France. He obtained a Masters degree in French letters and civilization from Guangdong University of Foreign Studies in Guangzhou City, China. While services as the Company's chief financial officer. Mr. ZHAO has been trained by a local accounting firm regarding the preparation of financial statements under U.S. GAAP Mr. ZHAO can speak Mandarin, French and English. Mr. ZHAO was appointed to the Board of Directors in order to contribute his international business experience and his training in US GAAP and SEC regulations..

Our Chief Executive Officer and Director, JING Wenjia, is the wife of QIAN Hong, our President and Director.

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until resignation or removal by the board.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

¨	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

¨	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

¨	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

¨	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

¨	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the 2017 fiscal year, our Board of Directors had four meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Item 11.    Executive Compensation.

The following table sets forth information with respect to compensation paid by Sinorama Corporation or its subsidiaries to our officers from the fiscal years ended 2016 and 2017, respectively.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
QIAN Hong	2016	63,361	-	-	-	-	-	-	63,361
Chairman	2017	64,439	-	-	-	-	-	-	64,439
JING Wenjia	2016	60,727	-	-	-	-	-	-	60,727
CEO/Director	2017	64,439	-	-	-	-	-	-	64,439
ZHAO Hongxi	2016	66,288	-	-	-	-	-	-	66,288
CFO/Director	2017	71,446	-	-	-	-	-	-	71,446

Amounts of compensation for 2017 and 2016, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result in a change-in-control.

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

The percentage ownership information shown in the table below is calculated based on 15,186,000 shares of our common stock issued and outstanding as of April 17, 2018. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership(1)		Percentage
Common Stock	JING Wenjia	8,250,000		54.33%
	Chief Executive Officer and Director.	Direct
Common Stock	QIAN Hong	8,250,000	(2)	54.33%
	President and Director
Common Stock	ZHAO Hongxi	550,000		3.62%
	Chief Financial Officer and Director	Direct

	All Officers and Directors as a Group	8,800,000		57.95%

(1)	Ownership is of record and beneficial, unless otherwise indicated
(2)	Includes 8,250,000 shares owned of record by JING Wenjia, his spouse.

As a result of ownership of a majority of the outstanding shares, our executive officers, directors and affiliated persons will have significant influence to:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Reisen GmbH, which is 65% owned by the Chief Executive Officer (JING Wenjia), of $4,243,746 and $1,469,472, respectively. The amount was paid to suppliers for Sinorama Reisen GmbH to get favorable price in Group-buying, in order to reserve tour availabilities. The prepayment was non-interest bearing, payable on demand.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Group LLC., which is 100% owned by the Chairman (QIAN Hong), of $nil and $1,453, respectively.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Holiday Inc., which is 40% owned by the Chairman (QIAN Hong) and 20% owned by the Chief Executive Officer (JING Wenjia) of the Company, of $2,790,843 and $1,154,894, respectively. The balance due, which arose from the purchase by Sinorama Holiday Inc. of travel products from Sinorama Vacances, is non-interest bearing and due on demand.

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Holiday Limited, which is 51% owned by the Chairman (QIAN Hong), of $2,388,881 and $935,418, respectively. The balance due, which arose from the purchase by Sinorama Holiday Limited of travel products from Sinorama Vacances, is non-interest bearing and due on demand

As of December 31, 2017 and 2016, the Company had a balance due from Sinorama Travel Inc., which is 51% owned by the Chairman (QIAN Hong), of $302,834 and $nil, respectively. The balance due, which arose from the purchase by Sinorama Travel Inc. of travel products from Sinorama Vacances, is non-interest bearing and due on demand.

As of December 31, 2017 and 2016, the Company had a balance due to Sinorama Travel Inc., which is 51% owned by the Chairman (QIAN Hong), of $nil and $1,423,231, respectively. Such payments were required by suppliers in China to be made in advance, in order to book tour availabilities. The amount was non-interest bearing and was due on demand.

As of December 31, 2017 and 2016, the Company had a balance due to Simon Qian, who is the Chairman of the Company, and JING Wenjia, who is the Chief Executive Officer of the Company and owns 51% of the outstanding shares. The Company has a balance due to Simon Qian & Jing Wenjia as of those dates of $7,656 and $12,202, respectively. The debt is non-interest bearing and due on demand.

For the year ended December 31, 2017 and 2016, Sales to Sinorama Reisen GmbH is $7,789 and $378, sales to Sinorama Holiday Limited is $3,714,825 and $3,767,725, sales to Sinorama Holiday Inc. is $14,667,058 and $ 11,990,715, and sales to Sinorama Travel Vancouver Inc. is $984,494 and $10,523,376. For the year ended December 31, 2017 and 2016, the company has total related parties’ sales of $19,374,166 and $26,282,194, respectively.

Except as set forth above, there have been no transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of NASDAQ Stock Market,

Item 14.    Principal Accounting Fees and Services.

Until January 4, 2018 Anton & Chia, LLP was engaged as our independent certified public accounting firm. On and after January 4, 2018 ZH CPA LLP has been engaged as our independent certified public accounting firm. We were billed by our independent public accounting firms, ZH CPA LLP and Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2017 and 2016 as set forth in the table below.

	Year Ended December 31,
	2017	2016
Audit fees	$129,000	$121,300
Audit-related fees	$24,000	$23,000
Tax fees	$3,000	$5,000
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Office leasing contracts- Montreal Main Operation Office (1)
10.3	Office leasing contracts-Bus Tour Office (1)
10.4	Office leasing contracts-France Office (1)
10.5	Agreements with Sinorama Travel Vancouver Inc. (1)
10.6	Agreements with Sinorama Holiday Inc. (1)
21.1	List of Company Subsidiaries (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Scheme Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form S1, as amended (File No. 333-214546).

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINORAMA CORPORATION.

Date: April 17, 2018	By:	/s/ JING Wenjia
JING Wenjia
Chief Executive Officer
Principal Executive Officer

Date: April 17, 2018	By:	/s/ ZHAO Hongxi
ZHAO Hongxi
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ QIAN Hong	Chairman of the Board, Director	April 17, 2018
QIAN Hong

/s/ ZHAO Hongxi	Chief Financial and Accounting Officer and Director	April 17, 2018
ZHAO Hongxi	(Principal Financial Officer; Principal Accounting Officer)

/s/ JING Wenjia	Chief Executive Officer and Director	April 17, 2018
JING Wenjia	(Principal Executive Officer)

