Form 10-Q
period 2018-03-31
Sinorama Corp
filed 2018-05-21
CIK 1687505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the date of filing of this report, there were outstanding 15,186,000 shares of the issuer’s common stock, par value $0.001 per share.

2

PART I-FINANCIAL INFORAMTION

ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The condensed unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

3

SINORAMA CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,973,140	$4,586,833
Restricted cash	1,862,169	3,162,969
Short term investment	1,055,173	1,679,560
Accounts receivable, net	1,429	1,566
Amount due from related parties	6,719,455	9,726,305
Prepayments & deferred expenses	20,820,412	13,728,133
Other receivable	797,748	966,308
Total current assets	37,229,526	33,851,674

Long term deposits	1,835,640	1,555,846
Property and equipment, net	315,907	329,013
Total assets	$39,381,073	$35,736,533

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,639,718	$9,244,983
Customer deposits	38,388,443	30,129,523
Payroll payable	150,771	164,058
Amount due to related party	7,327	7,576
Total current liabilities	46,186,259	39,546,140
Total liabilities	$46,186,259	$39,546,140

Shareholders’ deficit
Common stock; $0.001 par value, 100,000,000 shares authorized; 15,186,000 and 15,186,000 and issued and outstanding at March 31, 2018 and December 31, 2017, respectively	15,186	15,186
Additional paid-in capital	5,211,616	5,211,616
Accumulated deficits	(7,898,943)	(5,935,857)
Accumulated other comprehensive income	281,025	391,622
Total shareholders’ equity(deficit) of the Company	(2,391,116)	(317,433)
Non-controlling interests	(4,414,070)	(3,492,174)
Total shareholders’ deficits	(6,805,186)	(3,809,607)
Total liabilities and shareholders’ deficits	$39,381,073	$35,736,533

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS, EXCEPT SHARES DATA)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited) (Restated)
Revenue:
Asian Tours
Related Parties Sales	2,521,335	3,453,137
Third Parties Sales	9,229,685	6,714,331
Total Asian Tours	$11,751,020	$10,167,468
Bus tours
Related Parties Sales	4,018	-
Third Parties Sales	1,215,388	701,851
Total Tus Tours	1,219,406	701,851
Third Party Products Sales
Related Parties Sales	23,746	26,180
Third Parties Sales	2,997,293	2,181,105
Total Third Party Products Sales	3,021,039	2,207,285
Total revenue	15,991,465	13,076,604
Cost of Sales	14,085,276	11,849,922
Gross Profit	1,906,189	1,226,682
Operating costs and expenses:
Salaries and employee benefits	1,273,815	1,087,412
Advertising and promotion	2,607,924	1,207,594
Rent and occupancy charges	134,978	39,207
Office and general	237,437	111,966
Bank charge and interest	314,786	499,158
Business taxes and licenses	13,352	-
Professional fees	37,942	43,030
Depreciation of property and equipment	19,709	13,558
Insurance	46,087	8,445
Other expense	-	3,024
Total operating costs and expenses	4,686,030	3,013,394
Losses from operations before other income and income taxes	(2,779,841)	(1,786,712)
Other income(expense)	6,218	(52,021)
Losses from operations before income taxes	(2,773,623)	(1,838,733)
Net loss	(2,773,623)	(1,838,733)
Less: net loss attributable to non-controlling interests	(810,537)	(621,834)
Net loss attributable to the Company	$(1,963,086)	$(1,216,899)
Other comprehensive loss:
Foreign currency translation adjustment
Foreign currency translation adjustment attributable to non-controlling interests	(111,359)	28,171
Foreign currency translation adjustment attributable to the Company	(110,597)	33,736
Comprehensive loss	$(2,995,579)	$(1,776,826)
Less: Comprehensive loss attributable to non-controlling interests	(921,896)	(593,663)
Comprehensive income(loss) attributable to the Company	$(2,073,683)	$(1,183,163)
Basic and diluted earnings per share	$(0.13)	$(0.08)
Weighted average number of shares outstanding basic and diluted	15,186,000	14,700,000

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,773,623)	$(1,838,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,709	13,558
Changes in operating assets and liabilities:
Accounts receivable	97	167,078
Prepayments & deferred expenses	(7,948,810)	(11,763,034)
Other receivable	158,693	(130,456)
Due from related parties	2,673,464	100,992
Accounts payable and accrued liabilities	(1,513,804)	(103,849)
Customer deposits	9,064,128	13,062,604
Payroll Payable	(13,868)	(34,431)
Other payable	-	270,000
Due to related parties	(12,443)	(639,511)
Net cash used in operating activities	(346,457)	(895,782)

Cash Flows from Investing Activities
Proceed from maturities of short term investment	610,078	2,236
Purchases of property and equipment	(15,623)	(21,269)
Net cash provided by (used in) investing activities	594,455	(19,033)

Effect of exchange rate fluctuation on cash and cash equivalents	(162,491)	261,518
Net increase(decrease) in cash and cash equivalents	85,507	(653,297)

Cash and cash equivalents, beginning of period	7,749,802	8,552,997
Cash and cash equivalents, ending of period	$7,835,309	$7,899,700

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of presentation

The accompanying financial data have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

The comparative figures have been reclassified to conform to current year presentation.

Revenue recognition

The Company's revenues are primarily derived from sale of its self-developed products, including Bus Tour Products and Asian Tour Products. The Company also sells Third Party Products (airline tickets, hotels, etc.). Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. The adoption did not have a significant impact on the Company’s consolidated financial statements. The Company recognizes revenue on sales in the period in which the Company satisfies its performance obligation.

Bus Tour Products Sales

Revenues from Bus Tours are recognized when customers depart from the trips, where all the server within the tours are occupied, no significant obligations remain after the departure of the trips.

Revenues from Bus Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Company is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Asian Tour Products Sales

The Company recognize Asian Tour services revenues and other travel-related services such as visa processing services on the date that the tours or the flights depart, where all the server within the tours are occupied, no significant obligations remain after the departure of the trips.

Revenues from Asian Tour services are recognized on a gross basis, which represent amounts charged to and received from customers. The Company is the primary obligor in the arrangement and bear the risks and rewards, including the customers’ acceptance of products and services delivered.

Third Party Products Sales

Revenue from sales of the Third-Party Products reservations is recognized at the time of the booking of the reservation, where all the products are occupied, no significant obligations remain after the departure of the trips.

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits and other liquid investments, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash equivalents. Cash and cash equivalents approximates or equals fair value due to their short term nature. The Group’s cash and cash equivalents consist of cash on hand and cash in bank, including bank term deposits. As of March 31, 2018 and December 31, 2017, the cash on hand and cash in bank were $5,357,742 and $3,895,910, respectively. As of March 31, 2018 and December 31, 2017, the term deposits were $615,398 and $690,923, respectively, the interest rate was between 0.2% and 0.95%, maturity was three months or less. Therefore, the total cash and cash equivalents, as of March 31, 2018 and December 31, 2017, were $5,973,140 and $4,586,833, respectively.

Restricted cash

In accordance with the Quebec Consumer Protection Act and the Travel Agents Act, the Company is required to deposit into trust certain customer deposits until suppliers are paid for their services. The Company can access the trust account only to administer it as trustee, and cannot use funds from this account for personal or corporate purposes until the suppliers are paid. As of March 31, 2018 and December 31, 2017, the restricted cash in the trust account was $1,862,169 and $3,162,969, respectively.

Short term investments

Short-term investments are comprised of investments in financial products issued by banks or other financial institutions, which contain a fixed or variable interest rate and a term to maturity of greater than 3 months but less than 12 months. Such investments are generally not permitted to be redeemed early or are subject to non interest for redemption prior to maturity. The Company classifies these investments as held-to-maturity as it has both the positive intent and ability to hold them until maturity. These investments are classified as short-term investments based on the maturity date. The short term investments maturities are exceeding three months. As of March 31, 2018 and December 31, 2017, the short term investments were $1,055,173 and $1,679,560, respectively, the interest rates were between 0.65% and 1.5%, and the maturity was between three months and twelve months.

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Fair Value Measurement(Continuing)

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended March 31, 2018 and 2017.

Financial assets and liabilities of the Company primarily comprise of cash and cash equivalents, restricted cash, short term investment, accounts receivable, amount due from related parties, other receivable, accounts payable, payroll payable, amount due to related party. As at March 31, 2018 and December 31, 2017, the carrying values of these financial instruments approximated to their fair values due to the short-term maturity of these instruments.

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

The Company had nil bad debts for both the three months ended March 31, 2018 and for the years ended December 31, 2017.The balance of the allowance for doubtful account were nil as of March 31, 2018 and December 31, 2017.

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

Computer Equipment	Declining Balance Method at rate 30% per year
Furniture & Fixtures	Declining Balance Method at rate 20% per year
Office Equipment	Declining Balance Method at rate 20% per year
Leasehold Improvement	10 years or more over the remaining lease term

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Property and equipment(Continuing)

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

Functional currency and foreign currency translation

As of March 31, 2018, and December 31, 2017, and for three months ended March 31, 2018 and 2017, all foreign subsidiaries use the local currency of their respective countries as their functional currency, which is the U.S. Dollars for Sinorama and Sinorama Tours, and the Canadian dollar (“CAD”) for Simon Qian Voyages and Vacances Sinorama and the Euro (“€”) for Sinorama Voyages.

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

Realized gains and losses from foreign currency transactions are recognized as gain or loss on foreign currency in the consolidated statements of operations, unrealized gains and losses from foreign currency transactions are recognized as foreign currency translation adjustment attributable to non-controlling interests and foreign currency translation adjustment attributable to the company in the consolidated statements of operations.

The exchange rates used for foreign currency translation are as follows:

		March 31, 2018	March 31, 2017
		(CAD to USD/EUR to USD)	(CAD to USD/EUR to USD)
Assets and liabilities	period end exchange rate	0.7756/1.2306	0.7519/1.0715
Revenue and expenses	period weighted average	0.7910/1.2295	0.7554/1.0660

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s income tax expenses (recovery) were $nil for the three months ended March 31, 2018 and 2017, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Simon Qian Voyages, Vacances Sinorama and Sinorama Voyages’ functional currency, the Canadian dollar and the Euro, to its reporting currency, U.S. dollar

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of Vacances Sinorama (Canada) and Sinorama Voyages (France). Although each reportable operating segment provides similar travel products and similar services, they are managed separately to better align with the location of the Company’s customers and distribution partners and the unique market dynamics of each geographic region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Interim Consolidated Financial Statements in this report.

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

Summarized financial information by segment is as follows:

	Vacances Sinorama (Canada)	Sinorama Voyages (France)	Sinorama Corporation (USA)	Total
March 31, 2018 (Unaudited)
Net sales	$14,610,293	$1,381,172	$-	$15,991,465
Net loss	(2,102,365)	(621,347)	(49,911)	(2,773,623)
Total assets	29,433,755	6,058,483	3,888,835	39,381,073
March 31, 2017 (Unaudited)
Net sales	12,030,876	1,045,728	-	13,076,604
Net loss	(1,543,333)	(250,648)	(44,752)	(1,838,733)
Total assets	30,103,061	5,394,766	778,640	36,276,467
December 31, 2017
Total assets	$27,753,926	$4,001,860	$3,980,747	$35,736,533

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Segment Information and Geographic Data(Continuing)

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018 (Unaudited)	2017 (Unaudited)
Segment operating loss	$(2,773,623)	$(1,838,733)
Income tax expense	-	-
Foreign currency translation adjustment	(221,956)	61,907
Total comprehensive loss	$(2,995,579)	$(1,776,826)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, restricted cash, short term investment, accounts receivable, amount due from related parties, other receivables, long term deposits. The carrying amounts of these financial instruments represent the maximum amount of loss due to credit risk. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are cash receipt in advance. For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Exchange Rate Risks

The Company operates in Canada and France, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the US$ and the CAD, or Euro. For the three months end March 31, 2018 and 2017, foreign currency translation adjustment attributable to non-controlling interests of $(111,359) and $28,171, foreign currency translation adjustment attributable to the Company of $(110,597) and $33,736 is included in the consolidated statements of operations, respectively. As at March 31, 2018, cash and cash equivalents of $2,409,801 (CAD3,107,197) is denominated in CAD and held in Canada (March 31, 2017 - $2,064,669 (CAD2,748,600)), cash and cash equivalent of $4,381,588 (Euro3,560,530) is denominated in Euro and held in France (March 31, 2017 - $ 3,178,152 (Euro2,966,076)). As at December 31, 2017, cash and cash equivalents of $3,068,275 (CAD3,849,298) is denominated in CAD and are held in Canada (December 31, 2016 - $2,111,443 (CAD2,834,912), cash and cash equivalent of $1,456,257 (Euro1,213,749) is denominated in Euro and held in France (December 31, 2016 - $ 2,297,734 (Euro2,177,313)).

Recently accounting pronouncements

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Recently accounting pronouncements(Continuing)

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

 In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

As of the date of filing of this report, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Recently adopted accounting standards

In January 2016, the FASB issued ASU 2016-01 Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 amends the guidance in US GAAP on classification, measurement and disclosure of financial instruments. It revises an entity’s accounting related to: 1) classification and measurement of investments in equity securities; 2) presenta tion of certain fair value changes for financial liabilities measured at fair value; and, 3) amends disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company's consolidated financial statements.

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. ASU 2016-16 will be effective for the Company beginning with the interim periods of fiscal 2018 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining timing of adoption and assessing the impact of ASU 2016-16 on its consolidated financial statements.The adoption of ASU 2016-16 is not expected to have a material effect on the Company's consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted. The adoption of ASU 2017-01 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3. PREPAYMENTS & DEFERRED EXPENSES

Our travel suppliers require prepayments for reserving tour availabilities. The prepayment is recorded in prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid insurance, advertising fee. The Company’s prepayments and deferred expenses for reserving tour availabilities were $20,820,412 and $13,728,133 as of March 31, 2018 and December 31, 2017, respectively.

	March 31	December 31,
	2018	2017
	(Unaudited)
Prepayments for tour products	$20,818,402	$13,718,946
Prepaid expense	2,010	9,187
Total Prepayments and deferred expenses	$20,820,412	$13,728,133

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 4. OTHER RECEIVABLE

At March 31, 2018 and December 31, 2017, other receivable consists of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Tax on Value Added (TVA) (France)	$164,233	$246,522
Income tax receivable (France)	41,100	-
GST/QST (Canada)	214,182	393,857
Income tax receivable (Canada)	33,229	69,769
Air Canada	45,547	46,812
Eva Airway Cor.	15,511	15,942
China Eastern Airlines	76,880	69,200
United Airline	9,060	1,734
Air China Ltd	23,267	23,913
JL Travel Marketing	11,944	12,275
Chase	59,260	-
Alipay Limited	31,798	-
Others	71,737	86,284
Total other receivable	$797,748	$966,308

The amount from Air Canada, Eva Airway Cor, China Eastern Airlines, United, Air China Ltd, JL Travel Marketing and others is pre-authorization holds for air tickets.

NOTE 5. LONG TERM DEPOSITS

Long term deposits are the deposits made by the Company held at third institutions for operation purposes. As of March 31, 2018 and December 31, 2017, the Company had $1,230,600 and $1,199,800, respectively, in air ticket security deposit with CAGEP SARL, which is a member of the International Air Transport Association (IATA) and has the license to sale the air ticket to Sinorama Voyages. As of March 31, 2018 and December 31, 2017, the Company had $174,500 and $179,348 in deposit with OPC (Office of Consumer Protection) as travel company bankruptcy guarantee. The deposit does not bear any interest.

	March 31, 2018	December 31, 2017
	(Unaudited)
CAGEP SARL	$1,230,600	$1,199,800
Pivotal Escrow Fund	211,726	-
OPC	174,500	179,348
Swatow Development Inc.	93,033	95,618
Other deposit	125,781	81,080
Total Long term deposits	$1,835,640	$1,555,846

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 6. PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment, at cost, consist of:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Computer equipment	$134,454	$119,797
Furniture & Fixture	20,535	21,106
Office equipment	93,389	94,229
Leasehold Improvement	381,650	395,942
Total property and equipment at cost	630,028	631,074
Accumulated depreciation	314,121	302,061
Total property and equipment, net	$315,907	$329,013

Depreciation expense were $19,709 and $13,558 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits are the deposits made by all customers for reservation or the full payment must be paid by either check, debit card, credit card or cash before it can be confirmed. Customers must settle the total of all sums. Otherwise, the Company reserves the right to cancel the reservation and retain the full amount of the initial deposit. Cancellation of a reservation can only be made through the Company and the following conditions will apply: more than 90 days prior to the departure date: 50% refund of the balance per-person, including taxes and service charge. If the tour is marked “Final Sale”, it is not refundable, nor changeable, nor transferable, whenever the purchase is made. Customer deposits are recognized as revenue on departure date when services are provided to the customers. Customer deposits from all customers were $38,388,443 and $30,129,523 at March 31, 2018 and December 31, 2017, respectively, and were recorded as a current liability on the consolidated balance sheets.

NOTE 8. NON-CONTROLLING INTERESTS

Vacances Sinorama and Sinorama Voyages are the Company’s majority-owned subsidiaries and are consolidated in the Company’s financial statements with a non-controlling interest recognized.

The 33.33% of Vacances Sinorama interest held by Qian Hong is a non-controlling interest. ASC810-10-45 provides that the ownership interest in the subsidiary that are held by owners other than the parent is a non-controlling interest. 66.67% of Vacances Sinorama is owned by Simon Qian Voyages Inc., a wholly-owned subsidiary of Sinorama Tours.

The 39% of Sinorama Voyages equity held by YANG Ming and the 10% of Sinorama Voyages interest held by ZHAO Hongxi are also non-controlling interest, 51% of Sinorama Voyages is held by Sinorama Tours.

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

ASC 810-10-50 requires that the company separately disclosed amounts attributable to shareholders’ equity and non-controlling interests(NCIs) in the financial statements. For three months ended March 31, 2018, the comprehensive loss attributable to shareholders’ equity and NCIs is $ (2,073,683) and $ (921,896), respectively. For three months ended March 31, 2017, the comprehensive income attributable to shareholders’ equity and non-controlling interest is $(1,183,163) and $(593,663), respectively. As of March 31, 2018, and December 31, 2017 the NCIs were $(4,414,070) and $(3,492,174), respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2018	2017
Name of related parties	(Unaudited)
Sinorama Reisen GmbH	$4,013,908	$4,243,746
Sinorama Holiday Inc.	16,726	2,790,843
Sinorama Holiday Limited	2,280,318	2,388,881
Sinorama Travel Vancouver Inc.	408,503	302,835
Total	$6,719,455	$9,726,305

The balance due from Sinorama Reisen GmbH, which is 65% owned by Jing Wenjia, Chief Executive Officer of the Company, was paid to suppliers on behalf of Sinorama Reisen GmbH to get favorable price in group-buying, in order to reserve tour availabilities. The balance was non-interest bearing, payable on demand.

The balance due from Sinorama Holiday Inc., which is 40% owned by Qian Hong, Chairman of the Company and 20% owned by Jing Wenjia, Chief Executive Officer of the Company, arose from the purchase by Sinorama Holiday Inc. of travel products from Vacances Sinorama Inc., is non-interest bearing and due on demand.

The balance due from Sinorama Holiday Limited, which is 51% owned by Qian Hong, Chairman of the Company, arose from the purchase by Sinorama Holiday Limited of travel products from Vacances Sinorama Inc, is non-interest bearing and due on demand.

The balance due from Sinorama Travel Vancouver Inc., which is 51% owned by Qian Hong, Chairman of the Company, arose from the purchase by Sinorama Travel Vancouver Inc. of travel products from Vacances Sinorama Inc, is non-interest bearing and due on demand.

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2018	2017
Name of related parties	(Unaudited)
Qian Hong & Jing Wenjia	$7,327	$7,576
	$7,327	$7,576

Qian Hong is the Chairman of the Company, and Jing Wenjia is the Chief Executive Officer, director and shareholder of the Company. It is temporary borrowings between the Company and management. The debt was non-interest bearing and due on demand.

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 9. RELATED PARTY TRANSACTIONS(CONTINUING)

Related parties’ transactions

Sales of travel product to related parties consisted of the following for the periods indicated:

	March 31,	March 31,
	2018	2017
Name of related parties	(Unaudited)	(Unaudited)
Sinorama Reisen GmbH	$405,950	$42,062
Sinorama Holiday Limited	368,711	740,063
Sinorama Holiday Inc.	1,774,174	2,404,056
Sinorama Travel Vancouver Inc.	264	293,136
Total	$2,549,099	$3,479,317

NOTE 10. CONTINGENCIES AND COMMITMENT

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. There was no contingency of this type as of March 31, 2018 and December 31, 2017.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2018 and December 31, 2018.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

In June, 2016 Vacances Sinorama leased office space under non-cancellable operating lease agreements, which space is used for the Company’s Information Technology Department, Electronic Commerce Department and Market Department and other departments. Under the terms of the lease, Vacances Sinorama paid approximately $61,669 in lease deposits, and made lease payments of approximately $290,734 per year and is committed to lease payments for 120 months.

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

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 10. CONTINGENCIES AND COMMITMENT(CONTINUING)

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

Future annual minimum lease payments, for non-cancellable operating leases are as follows:

Year ending December 31	Amount $
2018	400,937
2019	534,582
2020	534,582
2021	471,685
2022	313,285

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

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Numerator:
Net income available to common stockholders	$(1,963,086)	$(1,216,899)
Denominator:
Basic and diluted weighted-average number of shares outstanding	15,186,000	14,700,000
Net income per share:
Basic and diluted	$(0.13)	$(0.08)

SINORAMA CORPORATION

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(EXPRESSED IN US DOLLARS)

NOTE 12. SUBSEQUENT EVENT

The Management of the Company evaluated subsequent events through the date these financial statements are available for issuance and determined that there were no other reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Overview

Sinorama Corporation (the “Company” or “we”) is an integrated travel services and products provider, with a team of 192 full time employees. The Company provides bus tours and Asian tours and sells third party travel products, such as airline tickets, hotels and other travel products. Sinorama Corporation has combined the traditional tourism industry business with E-Commerce, and covers a wide range of services and products. The Company offers travel products and services primarily through agencies, online retail, and retail store sales.

Seasonality

Our quarterly results are likely to fluctuate because of seasonality in the leisure travel industry all over the world. Our business experiences fluctuations, reflecting seasonal variations in demand for leisure travel services. Sales of leisure travel products and services will increase in respect of holiday periods and decrease in respect of off-peak times and prices of leisure travel products and services are subject to fluctuation between peak seasons and low seasons. For example, we have historically experienced higher revenue from bus tours between May to October of the year, and lower revenue between November and April of the following year. We also have historically experienced higher revenue from Asian tours from April to June and from September to November of the year, and lower revenue for the rest of the year, because many of our customers tend to travel during summer holidays. Consequently, our results of operations may fluctuate from quarter to quarter. Our rapid growth has tended to mask the seasonality of our business.

Plan of Operations

We plan to continue to expand our operations, until we achieve the critical mass necessary for profitable operations. Over the next twelve months, we will concentrate on the following four areas to grow our operations:

●	Design new products– We plan to design some more new tour products to expand offering of more destinations in Asian tours and to attract more Asian customers, in particular Chinese, to purchase our North American and European travel services and products.

●	Continue to promote our brand, services and products – We will continue to promote our brand, services and products through advertising and marketing, with a focus on online marketing covering English, French, German, Spanish, Japanese and Korean customers.

●	Offer tours all over the world – We are committed to becoming one of the best travel service brand across the world. In 2018 we plan to: (1) serve over 35,000 customers worldwide with our Asian tours; (2) organize over 10,000 Americans to visit China; (3) expand our Chinese outbound tourism business to North America and Europe.

●	Provide language skills training- To better serve our customers in different regions, we plan to provide language training to our employees and agents in the European, American and Chinese markets, covering such languages as English, French, German, Spanish, Japanese and Korean.

 Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table shows key components of the results of operations during three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018 (Unaudited)	2017 (Unaudited) (Restated)	$	%

Revenue:
Asian Tours	$11,751,020	$10,167,468	$1,583,552	16%
Bus Tours	1,219,406	701,851	517,555	74%
Third party product sales	3,021,039	2,207,285	813,754	37%
Total revenue	15,991,465	13,076,604	2,914,861	22%
Cost of Sales	14,085,276	11,849,922	2,235,354	19%
Gross Profit	1,906,189	1,226,682	679,507	55%
Operating costs and expenses:
Salaries and employee benefits	1,273,815	1,087,412	186,403	17%
Advertising and promotion	2,607,924	1,207,594	1,400,330	116%
Rent and occupancy charges	134,978	39,207	95,771	244%
Office and general	237,437	111,966	125,471	112%
Bank charge and interest	314,786	499,158	(184,372)	(37)%
business taxes and licences	13,352	-	13,352	-
Professional fees	37,942	43,030	(5,088)	(12)%
Depreciation of property and equipment	19,709	13,558	6,151	45%
Insurance	46,087	8,445	37,642	446%
Other expense	-	3,024	(3,024)	(100)%
Total operating costs and expenses	4,686,030	3,013,394	1,672,636	56%
Losses from operations before other income and income taxes	(2,779,841)	(1,786,712)	(993,129)	56%
Other income(expense)	6,218	(52,021)	58,239	(112)%
Losses from operations before income taxes	(2,773,623)	(1,838,733)	(934,890)	51%
Net loss	(2,773,623)	(1,838,733)	(934,890)	51%
Comprehensive loss	$(2,995,579)	$(1,776,826)	$(1,218,753)	69%

Our revenue increased by 22% (or $2,914,861) in the first quarter of 2018 compared to the same periods of 2017. The growth rate was slightly lower than the same period in 2017. Net sales by our Canadian operations increased 21% from the first quarter of 2017 to 2018, net sales by our French operations increased 32%. The significant increase in revenue from our operations was mainly due to our increased efforts and spending in advertising and promotion.

Although bus tours experienced the highest revenue growth, 74% (or $517,555) in the first quarter of 2018, bus tours only accounted for 8% of our business in the first quarter of 2018 while Asian tours remained the largest component of our business - Asian tours accounted for 73% of our sales during the first quarter of 2018 ,representing a 16% increase in sales during the first quarter of 2018. The much higher percentage of Asian tours reflects our decision to focus capital resources on our Asian tour products. During the first quarter of 2018, a total of 6,021 customers purchased Asian tours, an increase of 171 customers, or 3%, as compared to the first quarter of 2017, reporting a 12% increment in revenue-per-customer for the first quarter of 2018.

Despite the 22% increase in revenue from the first quarter of 2017 to the same period of 2018, our gross profit increased 55%, and gross margin increased from 9.4% in the first quarter of 2017 to 11.9% in the first quarter of 2018. This increase was mostly the result of the increase in Asian tour price.

Cost of sales increased by 19% from the first quarter of 2017 to the first quarter of 2018, due to the increasing of revenue, mostly the result of increase in costs of Asian tours.

Our operating expenses increased by 56% from the first quarter of 2017 to the first quarter of 2018, due to our decision to devote capital resources to the expansion of our operations. We added three employees, which caused salaries and employee benefits to increase by $186,403, or 17%. That increase in employee head-count, however, allowed us to promote the benefits of our customer service, particularly our expansive ability to provide customer service in multiple languages, which we look to as the foundation for our acquisition of market share.

The most significant increase in operating expenses was the 116% increase in advertising and promotion expense from the first quarter of 2017 to the first quarter of 2018. While the 22% increase in our revenue from the first quarter of 2017 to the first quarter of 2018 can be, in large part, attributed to the increase in marketing efforts, we expect to see advertising expenses accruing in coming periods, as we aggressively promote awareness of our brand. Since travel is more often a planned expenditure than an impetuous one, much of the goal of our advertising expenditures has been to cause potential customers to remember us when the time comes for their travel decision. This process requires, therefore, that we make investments today in brand promotion that will only fully flower in future periods.

After deducting our total operating expenses ($4,686,030 in the first quarter of 2018 and $3,013,394 in the first quarter of 2017), adjusting for a relatively minor amount of other income (expense), we recorded a net loss of $2,773,623 in the first quarter of 2018 and a net loss of $1,838,733 in the first quarter of 2017. However, Sinorama Corporation owns, indirectly, only 66.7% of Vacances Sinorama and only 51% of Sinorama Voyages. As a result, the share of the losses incurred by those subsidiaries that is allocable to the minority interest is deducted from our loss as a net loss attributable to non-controlling interest. The remainder, the net gain (loss) attributable to the Company, was a net loss of $1,963,086 for the first quarter of 2018 and a net loss of $1,216,899 the first quarter of 2017. If and when our operating subsidiaries again become profitable, we will deduct from those profits on our Statements of Operations the portion of the profits attributable to the minority interests.

Our reporting currency is the U.S. dollar. The local currencies of our operating subsidiaries, the Canadian dollar and the Euro, are our functional currencies. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate quoted by the Bank of Canada on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For the first quarter of 2018 and 2017, foreign currency translation adjustments of $(221,956) and $61,907, respectively, have been reported as other comprehensive loss attributable to the Company in the consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $7,835,309 in cash and cash equivalents (include $1,862,169 in restricted cash deposited in a trust account by travel agency relative to their unfulfilled sales as required under Canadian laws). As of March 31, 2018, the Company had a working capital deficit of $8,956,733, which had increased by $3,262,267 during the first quarter of 2018. The primary factors affecting our working capital deficit at March 31, 2018 include customer deposits of $38,388,443 representing prepayment by customers of tours they have booked, partially offset by our prepayment and deferred expense asset totaling $20,820,412, mostly representing our prepayment to vendors for those tours. Customer deposits exceeded our prepayments because we generally require customers to deposit the full cost of a trip some time in advance of departure, but our vendors do not require us to pay in full until the customer disembarks from the tour.

Our operations used $346,457 and $895,782 in cash during the first quarter of 2018 and 2017, respectively. The use of cash reflects our strategic decision to utilize our cash resources to fund promotion of our brand and improvements in customer service, so as to achieve a significant position in the travel market.

Our operations require very little investment in fixed assets. At March 31, 2018, the total of net value of fixed assets was $315,907. This enables the Company to devote its cash resources to operations, with cash used in purchase of property and equipment being only $15,623 in the first quarter of 2018 and $21,269 in the first quarter of 2017.

We anticipate that our liquidity requirements for the next twelve months will arise from the need to fund our growth. The primary sources of funding for our cash requirements are expected to be cash generated from operations and funds obtained from equity offerings and/or debt financing. However, we have no commitments at this time for such financing, and we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all.

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

Not applicable.

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

As of March 31, 2018, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, as a result of the following material weaknesses:

☐	lack of a functioning audit committee and a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

☐	inadequate segregation of duties consistent with control objectives; and

☐	ineffective controls over period end financial disclosure and reporting processes.

To remediate these material weaknesses, the Company (i) has purchased an ERP system to manage its financial disclosure and reporting processes and is currently training its accounting staff to use this system; (ii) plans to expand its board of directors to include three independent directors and establish an audit committee in the next few months; and (iii) seeks to hire additional accounting staff to allow proper segregation of duties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three months period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*File herewith.

**Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINORAMA CORPORATION. (Registrant)

Signature	Title	Date
Jing Wenjia
/s/ Jing Wenjia	Chief Executive Officer	May 21, 2018
(Principal Executive Officer)

Zhao Hongxi
/s/ Zhao Hongxi	Chief Financial Officer	May 21, 2018
(Principal Accounting and Financial Officer)

